Form 10QSB
period 2001-09-30
GERACO INC
filed 2001-11-28
CIK 1156833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                      For the quarterly period ended:    September 30, 2001
                                                     --------------------------

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                      For the transition period from             to
                                                     -----------    -----------

                      Commission file number                333-67144
                                              ---------------------------------

                                  Geraco, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Nevada                                          87-1578749
-------------------------------                 -------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                 198 Union Blvd. Suite #200, Lakewood, CO 80228
                    (Address of principal executive offices)

                                 (303) 949-2598
                            Issuer's telephone number


      (Former name, former address and former fiscal year, if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2001 4,000,000


         Transitional Small Business Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          INDEPENDENT AUDITOR'S REPORT


Geraco, Inc.
(A Development Stage Company)

        We have reviewed the accompanying balance sheets of Geraco, Inc. (a development stage company) as of September 30, 2001 and June 30, 2001, and the related statements of operations and cash flows for the three months ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

        We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants
Salt Lake City, Utah
November 21, 2001

                                  GERACO, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                September 30,      June 30,
                                                                    2001             2001
                                                               ---------------  --------------

Assets:
Current Assets:
 Cash & Cash Equivalents                                       $         4,449  $       18,060
                                                               ---------------  --------------

Fixed Assets:
 Computer Equipment                                                      2,500               -
 Less Accumulated Depreciation                                            (104)              -
                                                               ---------------  --------------
     Net Fixed Assets                                                    2,396               -
                                                               ---------------  --------------

     Total Assets                                              $         6,845  $       18,060
                                                               ===============  ==============

Liabilities:
 Accounts Payable                                              $             -  $            -
                                                               ---------------  --------------

Stockholders' Equity:
---------------------
Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued at June 30, 2001                                        -               -
Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 4,000,000 shares at June 30, 2001                             4,000           4,000
  Paid-In Capital                                                       14,365          14,365
  Deficit Accumulated During Development Stage                         (11,520)           (305)
                                                               ---------------  --------------

     Total Stockholders' Equity                                          6,845          18,060
                                                               ---------------  --------------

      Total Liabilities and Stockholders' Equity               $         6,845  $       18,060
                                                               ===============  ==============






                        See accompanying notes and accountants' report

                                  GERACO, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                  Cumulative
                                                                                    since
                                                                                 February 26,
                                                                                     2001
                                                  For the Three Months Ended     Inception of
                                                        September 30,             Development
                                                     2001            2000            Stage
                                                ---------------  --------------  --------------
Revenues:                                       $             -  $            -  $            -

Expenses:
   General & Administrative                              11,215               -          11,520
                                                ---------------  --------------  --------------

     Net Loss                                   $       (11,215) $            -  $      (11,520)
                                                ===============  ==============  --------------

Basic & Diluted loss per share                  $             -  $            -
                                                ===============  ==============





















                       See accompanying notes and accountants' report.

                                  GERACO, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  Cumulative
                                                                                    Since
                                                                                 February 26,
                                                                                     2001
                                                 For the Three Months Ended      Inception of
                                                        September 30,            Development
                                                     2001           2000            Stage
                                               ----------------  ---------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                       $        (11,215  $           -    $      (11,520)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation                                             104              -             104
                                               ----------------  ---------------  --------------
  Net Cash Used in Operating Activities                 (11,111)             -         (11,416)
                                               ----------------  ---------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Equipment                                    (2,500)             -          (2,500)
                                               ----------------  ---------------  --------------
Net cash provided by Investing Activities                (2,500)             -          (2,500)
                                               ----------------  ---------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Contributed Capital                                           -              -             305
Proceeds from Issuance of Common Stock                        -              -          18,060
                                               ----------------  ---------------  --------------
Net Cash Provided by Financing Activities                     -              -          18,365
                                               ----------------  ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                             (13,611)             -           4,449
Cash and Cash Equivalents
  at Beginning of Period                                 18,060              -               -
                                               ----------------  ---------------  --------------

Cash and Cash Equivalents at End of Period     $          4,449  $           -    $      4,449
                                               ================  ===============  ==============

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                     $             -  $            -    $          -
  Franchise and income taxes                   $             -  $            -    $          -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None
                        See accompanying notes and accountants' report

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Nevada on February 26, 2001. The Company's fiscal year end is June 30. Since February 26, 2001, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

        The Company has no products or services as of September 30, 2001. The Company was organized as a vehicle to market inspirational greeting cards and gifts.

Cash and Cash Equivalents

        For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Pervasiveness of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss Per Share:

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                               For the Three Months Ended September 30, 2001
Basic Income per Share
Income to common shareholders                 $       (11,215)       4,000,000  $            -
                                              ===============  ===============  ==============

                                               For the Three Months Ended September 30, 2000
Basic Income per Share
Income to common shareholders                 $             -                -  $            -
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive or immaterial for 2001 and 2000 and are thus not considered.

Reclassification

        Certain   reclassifications   have  been  made  in  the  2000  financial
statements to conform with the September 30, 2001 presentation.

NOTE 2 - INCOME TAXES

As of September 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $11,500 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forward will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (Unaudited)

NOTE 3 - DEVELOPMENT STAGE COMPANY

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

        As of September 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form SB-2 for the year ended June 30, 2001.

        The Company's business objective is to satisfy and fulfill the demand of retailers for high quality inspirational cards and gifts by designing or developing unique inspirational cards and gifts and have them produced by well established manufacturers in quantity whereby the Company can sell these items immediately to retailers for an amount which includes a substantial profit.

Results of Operations -For the quarter ended September 30, 2001 compared to the same period in 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

        The Company has no business operations. The Company had $11,215 in expenses for the three month periods ended September 30, 2001 and $0 for the three and nine months ended September 30, 2000. The Company had no revenues for the three month periods ended September 30, 2001 and September 30, 2000. Losses on operations may occur until sufficient revenues can be achieved.

Liquidity and Capital Resources

        The Company requires working capital principally to fund its current operations. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowings, but the Company has been able to borrow any additional working capital that has been required. From time to time in the past, required short-term borrowings have been obtained from principal shareholders or other related entities.

        The Company's business plan requires substantial funding from a public offering of its common stock. Along with other short-term financing, the net proceeds from the sale of common stock should provide sufficient working capital to meet anticipated capital needs for the next 12 months. After that, additional funds will be generated through internal operations or from equity or debt financing, for which the Company has no commitments.

        Since there is no assurance that the sale of common stock will be successful, the Company intends to actively pursue other financing or funding opportunities.

Competition

        The Company will encounter substantial competition from larger and more experienced companies; competition will make it difficult for to achieve profits. The market for wholesale and retail of cards and gift merchandise is highly competitive and involves a high degree of risk and there is no assurance that the Company will be able to operate profitably. Geraco, Inc. will be competing with larger, more experienced, and better funded companies which have already developed relationships with manufacturers and wholesalers as well as potential end-users. Due to the lack of experience in the industry and minimal funding, it may be difficult for the Company to develop relationships with wholesalers and manufacturers as well as develop a market niche for any inspirational gifts that may be purchased. The Company will be competing with other "jobbers" in the purchase of specialty cards  and  gift  merchandise  and  will  also  be  competing  with  some of the wholesalers and manufacturers themselves who have established direct relationships with end users. It will be extremely difficult to compete, which will make it difficult to achieve profits. The Company believes that it will be able to compete successfully only if is able to successfully establish relationships with retail end-users. In the retail segment of the business, which will be minimal, the Company will experience substantial competition with other entities such as Hallmark Cards, Barnes & Noble, Spencers Gifts, and Discount Houses in the sale and marketing of cards and gift merchandise all of which have greater name recognition and experience. Geraco, Inc. will not be able to directly compete with such entities but will either (a) sell inventory to them; or (b) direct retail sales efforts through flea markets and swap meets and expo marts.

Employees

               The Company does not intend to hire an office staff. Management believes that the company can be effectively managed by its officers and directors. There may be occasions, such as retail selling events, when it will be necessary for the Company to hire temporary help at wages consistent with those paid for similar functions performed in the industry.

        Officers and directors, while performing the functions of employees, will be compensated on a per hour basis at the rate of $15.00 per hour for their time. Additionally they shall have sales incentive bonuses of 2.5% of net profits each month. It is anticipated that the majority of those functions will be performed by Gerald Curtis who will devote up to approximately 50% of his time to Geraco; Brian Curtis will devote such time to Geraco as is necessary for corporate formalities.


                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

        The Company did not file a report on Form 8-K during the three months ended September 30, 2001.

                                   SIGNATURES



        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  GERACO, INC.
                                  (Registrant)





DATE:   November 21, 2001  By:  /s/   Gerald D. Curtis
                           ---------------------------------------------------
                           Gerald D. Curtis
                           President, Secretary, Treasurer and Financial Officer
                           Director and Chief Accounting