Form 10QSB
period 2001-12-31
GERACO INC
filed 2002-01-23
CIK 1156833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                      For the quarterly period ended:      December 31, 2001
                                                     ---------------------------

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                      For the transition period from             to
                                                     -----------    ------------

                      Commission file number                333-67144
                                              ----------------------------------

                                  Geraco, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        87-1578749
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                        8434 68th Street, Arvada CO 80004
                    (Address of principal executive offices)

                                 (801) 652-1775
                            Issuer's telephone number

                 198 Union Blvd. Suite #200, Lakewood, CO 80228
                 ----------------------------------------------
  (Former name, former address and fiscal year, if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 31, 2001 4,000,000

        Transitional Small Business Disclosure Format (check one). Yes   ; No X
                                                                      ---    ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          INDEPENDENT AUDITOR'S REPORT


Geraco, Inc.
(A Development Stage Company)

        We have reviewed the accompanying balance sheets of Geraco, Inc. (a development stage company) as of December 31, 2001 and June 30, 2001, and the related statements of operations for the three and six months and cash flows for the six months ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   \S\ ROBISON, HILL & CO.
                                                   Certified Public Accountants
Salt Lake City, Utah
January 11, 2002

                                  GERACO, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                December 31,       June 30,
                                                                    2001             2001
                                                               ---------------  --------------

Assets:
Current Assets:
 Cash & Cash Equivalents                                       $        41,167  $       18,060
                                                               ===============  ==============

Fixed Assets:
 Computer Equipment                                                      2,500               -
 Less Accumulated Depreciation                                            (208)              -
                                                               ---------------  --------------
     Net Fixed Assets                                                    2,292               -
                                                               ---------------  --------------

     Total Assets                                              $        43,459  $       18,060
                                                               ===============  ==============

Liabilities:
 Accounts Payable                                              $             -  $            -
                                                               ---------------  --------------

Stockholders' Equity:
Receivable from Shareholder                                             (1,980)              -
Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued at December 31, 2001 and June 30, 2001                  -               -
Common Stock, Par value $.001
    Authorized 50,000,000 shares, Issued
    4,000,000 shares at December 31, 2001 and June 30, 2001              4,000           4,000
Common Stock to be Issued - 1,521,000 Shares                             1,521
Paid-In Capital                                                         68,844          14,365
Deficit Accumulated During Development Stage                           (28,926)           (305)
                                                               ---------------  --------------

     Total Stockholders' Equity                                         43,459          18,060
                                                               ---------------  --------------

      Total Liabilities and Stockholders' Equity               $        43,459  $       18,060
                                                               ===============  ==============



                 See accompanying notes and accountants' report

                                  GERACO, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                  Cumulative
                                                                                     since
                                                                                 February 26,
                                                                                     2001
                        For the Three Months Ended    For the Six Months Ended   Inception of
                               December 31,                 December 31,          Development
                           2001           2000          2001           2000          Stage
                       ------------- -------------- ------------- -------------- -------------
Revenues:              $           - $            - $           - $            - $           -

Expenses:
 General & Admin.             17,406              -        28,621              -        28,926
                       ------------- -------------- ------------- -------------- -------------

    Net Loss           $     (17,406)$            - $     (28,621)$            - $     (28,926)
                       ============= ============== ============= ============== =============

Basic & Diluted loss
    per Share          $           - $            - $       (0.01)$            -
                       ============= ============== ============= ==============














                 See accompanying notes and accountants' report.

                                  GERACO, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                  Cumulative
                                                                                    Since
                                                                                 February 26,
                                                                                     2001
                                                  For the Six Months Ended       Inception of
                                                        December 31,             Development
                                                     2001           2000            Stage
                                               ---------------- --------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                       $        (28,621) $           -  $      (28,926)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation                                             208              -             208
                                               ---------------- --------------  --------------
  Net Cash Used in Operating Activities                 (28,413)             -         (28,718)
                                               ---------------- --------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Equipment                                    (2,500)             -          (2,500)
                                               ---------------- --------------  --------------
Net cash provided by Investing Activities                (2,500)             -          (2,500)
                                               ---------------- --------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Contributed Capital                                           -              -             305
Receivable from Shareholder                              (1,980)                        (1,980)
Common Stock to be Issued                                56,000                         56,000
Proceeds from Issuance of Common Stock                        -              -          18,060
                                               ---------------- --------------  --------------
Net Cash Provided by Financing Activities                54,020              -          72,385
                                               ---------------- --------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                              23,107              -          41,167
Cash and Cash Equivalents
  at Beginning of Period                                 18,060              -               -
                                               ---------------- --------------  --------------

Cash and Cash Equivalents at End of Period     $         41,167 $            -  $       41,167
                                               ================ ==============  ==============

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
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                 See accompanying notes and accountants' report

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2001, are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Nevada on February 26, 2001. The Company's fiscal year end is June 30. Since February 26, 2001, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

        The Company has no products or services as of December 31, 2001. The Company was organized as a vehicle to market inspirational greeting cards and gifts.

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

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss Per Share:

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                For the Three Months Ended December 31, 2001
Basic Loss per Share
Income to common shareholders                 $       (17,406)       4,712,701  $            -
                                              ===============  ===============  ==============

                                                For the Three Months Ended December 31, 2000
Basic Loss per Share
Income to common shareholders                 $             -                -  $            -
                                              ===============  ===============  ==============

                                                 For the Six Months Ended December 31, 2001
Basic Loss per Share
Income to common shareholders                 $       (28,621)       4,356,079  $       (0.01)
                                              ===============  ===============  ==============

                                                 For the Six Months Ended December 31, 2000
Basic Loss per Share
Income to common shareholders                 $             -                -  $            -
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive or immaterial for 2001 and 2000 and are thus not considered.

Reclassification

        Certain   reclassifications   have  been  made  in  the  2000  financial
statements to conform with the December 31, 2001 presentation.

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE SIX MONTHS ENDED DECEMBER 31, 2001
                                   (Unaudited)

NOTE 2 - INCOME TAXES

        As of December 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $29,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forward will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY/GOING CONCERN

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - COMMITMENTS

        As of December 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Results of Operations -For the quarter ended December 31, 2001 compared to the same period in 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

         The Company has no business operations. The Company had $17,406 and $28,621 in expenses for the three and six month periods ended December 31, 2001 and $0 for the three and six months ended December 31, 2000. The Company had no revenues for the three or six month periods ended December 31, 2001 and 2000. Losses on operations may occur until sufficient revenues can be achieved.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

        The Company did not file a report on Form 8-K during the three months ended December 31, 2001.

                                   SIGNATURES



        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  GERACO, INC.
                                  (Registrant)





DATE:   January 18, 2002                    By:  /s/   Gerald D. Curtis
                                            ------------------------------------
                                            Gerald D. Curtis
                                            President, Secretary, Treasurer and
                                            Financial Officer, Director and
                                            Chief Accounting