Form 10QSB
period 2002-03-31
GERACO INC
filed 2002-04-18
CIK 1156833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
         For the quarterly period ended:           March 31, 2002
                                         --------------------------------------

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from                   to
                                      ------------------    -------------------

           Commission file number                          333-67144
                                 ----------------------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2002 5,921,000

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                          INDEPENDENT AUDITOR'S REPORT


Geraco, Inc.
(A Development Stage Company)

        We have reviewed the accompanying balance sheets of Geraco, Inc. (a development stage company) as of March 31, 2002 and June 30, 2001, and the related statements of operations for the three and nine months and cash flows for the nine months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted



                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants
Salt Lake City, Utah
April 15, 2002

                                  GERACO, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                  March 31         June 30,
                                                                    2002             2001
                                                               ---------------  --------------

Assets:
Current Assets:
 Cash & Cash Equivalents                                       $         4,106  $       18,060
                                                               ---------------  --------------

Fixed Assets:
 Computer Equipment                                                      2,500               -
 Less Accumulated Depreciation                                            (312)              -
                                                               ---------------  --------------
     Net Fixed Assets                                                    2,188               -
                                                               ---------------  --------------

     Total Assets                                              $         6,294  $       18,060
                                                               ===============  ==============

Liabilities:
 Accounts Payable                                              $             -  $            -
                                                               ---------------  --------------

Stockholders' Equity:
Receivable from Shareholder                                             (1,980)              -
Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued at March 31, 2002 and June 30, 2001                     -               -
Common Stock, Par value $.001
    Authorized 50,000,000 shares, Issued 5,921,000 and
    4,000,000 shares at March 31, 2002 and June 30, 2001                 5,921           4,000
Paid-In Capital                                                         88,444          14,365
Deficit Accumulated During Development Stage                           (86,091)           (305)
                                                               ---------------  --------------

     Total Stockholders' Equity                                          6,294          18,060
                                                               ---------------  --------------

      Total Liabilities and Stockholders' Equity               $         6,294  $       18,060
                                                               ===============  ==============



                 See accompanying notes and accountants' report

                                  GERACO, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                                  Cumulative
                                                                                     since
                                                                                 February 26,
                                                                                     2001
                        For the Three Months Ended   For the Nine Months Ended   Inception of
                                March 31,                    March 31,            Development
                           2002           2001          2002           2001          Stage
                       ------------- -------------- ------------- -------------- -------------
Revenues:              $           - $            - $           - $            - $           -

Expenses:
 General & Admin.             57,165              -        85,786              -        86,091
                       ------------- -------------- ------------- -------------- -------------

     Net Loss          $     (57,165)$            - $     (85,786)$            - $     (86,091)
                       ============= ============== ============= ============== =============

Basic & Diluted loss
    per Share          $      (0.01) $            - $       (0.02)$            -
                       ============= ============== ============= ==============



















                       See accompanying notes and accountants' report.

                                  GERACO, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                 Cumulative
                                                                                    Since
                                                                                 February 26,
                                                                                     2001
                                                  For the Nine Months Ended      Inception of
                                                          March 31,              Development
                                                     2002           2001            Stage
                                               -------------------------------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                       $        (85,786)$            -  $      (86,091)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation                                             312              -             312
                                               -------------------------------  --------------
  Net Cash Used in Operating Activities                 (85,474)             -         (85,779)
                                               -------------------------------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Equipment                                    (2,500)             -          (2,500)
                                               -------------------------------  --------------
Net cash provided by Investing Activities                (2,500)             -          (2,500)
                                               -------------------------------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Contributed Capital                                           -              -             305
Receivable from Shareholder                              (1,980)                        (1,980)
Common Stock to be Issued                                76,000                         76,000
Proceeds from Issuance of Common Stock                        -              -          18,060
                                               -------------------------------  --------------
Net Cash Provided by Financing Activities                74,020              -          92,385
                                               -------------------------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                             (13,954)             -           4,106
Cash and Cash Equivalents
  at Beginning of Period                                 18,060              -               -
                                               -------------------------------  --------------

Cash and Cash Equivalents at End of Period     $          4,106$             -  $        4,106
                                               ===============================  ==============

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
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                        See accompanying notes and accountants' report

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF ACCOUNTING POLICIES

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Nevada on February 26, 2001. The Company's fiscal year end is June 30. Since February 26, 2001, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

        The Company has no products or services as of March 31, 2002. The Company was organized as a vehicle to market inspirational greeting cards and gifts.

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

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss Per Share:

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                 For the Three Months Ended March 31, 2002
Basic Loss per Share
Income to common shareholders                 $       (57,165)       5,889,000  $       (0.01)
                                              ===============  ===============  ==============

                                                 For the Three Months Ended March 31, 2001
Basic Loss per Share
Income to common shareholders                 $             -                -  $            -
                                              ===============  ===============  ==============

                                                  For the Nine Months Ended March 31, 2002
Basic Loss per Share
Income to common shareholders                 $       (85,786)       4,857,686  $       (0.02)
                                              ===============  ===============  ==============

                                                  For the Nine Months Ended March 31, 2001
Basic Loss per Share
Income to common shareholders                 $             -                -  $            -
                                              ===============  ===============  ==============

        There were no outstanding common stock equivalents for the periods ending March 31, 2002 and 2001.

Reclassification

        Certain   reclassifications   have  been  made  in  the  2000  financial
statements to conform with the March 31, 2002 presentation.

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

NOTE 2 - INCOME TAXES

        As of March 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $85,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forward will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

        As of March 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

Results of Operations -For the quarter ended March 31, 2002 compared to the same period in 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2002.

        The Company has no business operations. The Company had $57,165 and $ 85,786 in expenses for the three and nine month periods ended March 31, 2002 and $0 for the three and nine months ended March 31, 2001. The Company had no revenues for the three or nine month periods ended March 31, 2002 and 2001. Losses on operations may occur until sufficient revenues can be achieved.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

        The Company did not file a report on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES



        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  GERACO, INC.
                                  (Registrant)





DATE:   April 17, 2002     By: /S/ GERALD D. CURTIS
                           ---------------------------------------------
                           Gerald D. Curtis
                           President, Secretary, Treasurer and Financial Officer
                           Director and Chief Accounting