Form 10QSB/A
period 2002-03-31
GERACO INC
filed 2002-09-27
CIK 1156833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2002
              -----------------------------------------------------

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from            to


                        Commission file number 333-67144
          ------------------------------------------------------------

                                  Geraco, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                        87-1578749
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

                        8114 Ammons Way, Arvada, CO 80005
                        ---------------------------------
                    (Address of principal executive offices)

                                 (801) 652-1775
                            Issuer's telephone number

                        8434 68th Street, Arvada CO 80004
         (Former name, former address and former fiscal year, if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2002 5,521,000


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

                                                    Respectfully submitted



                                                    /S/ ROBISON, HILL & CO
                                                    Certified Public Accountants
Salt Lake City, Utah
April 15, 2002

                                  GERACO, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                  March 31            June 30,
                                                                                    2002                2001
                                                                             ------------------  ------------------

Assets:
Current Assets:
 Cash & Cash Equivalents                                                     $            4,106  $           18,060
 Inventory                                                                                8,891                   -
                                                                             ------------------  ------------------
     Total Current Assets                                                                12,997              18,060
                                                                             ------------------  ------------------

Fixed Assets:
 Computer Equipment                                                                       2,500                   -
 Less Accumulated Depreciation                                                             (312)                  -
                                                                             ------------------  ------------------
     Net Fixed Assets                                                                     2,188                   -
                                                                             ------------------  ------------------

     Total Assets                                                            $           15,185  $           18,060
                                                                             ==================  ==================

Liabilities:
 Accounts Payable                                                            $                -  $                -
                                                                             ------------------  ------------------

Stockholders' Equity:
Receivable from Shareholder                                                              (1,980)                  -
Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued at March 31, 2002 and June 30, 2001                                      -                   -
Common Stock, Par value $.001
    Authorized 50,000,000 shares, Issued 5,521,000 and
    4,000,000 shares at March 31, 2002 and June 30, 2001                                  5,521               4,000
Paid-In Capital                                                                          88,844              14,365
Deficit Accumulated During Development Stage                                            (77,200)               (305)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          15,185              18,060
                                                                             ------------------  ------------------

      Total Liabilities and Stockholders' Equity                             $           15,185  $           18,060
                                                                             ==================  ==================




                 See accompanying notes and accountants' report

                                  GERACO, INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                                                                     Cumulative
                                                                                                        since
                                                                                                    February 26,
                                                                                                        2001
                                For the Three Months Ended         For the Nine Months Ended        Inception of
                                        March 31,                          March 31,                 Development
                                  2002             2001              2002              2001             Stage
                            ---------------- ----------------- ----------------  ---------------- -----------------
Revenues:                   $              - $               - $              -  $              - $               -

Expenses:
 General & Admin.                     48,274                 -           76,895                 -            77,200
                            ---------------- ----------------- ----------------  ---------------- -----------------

     Net Loss               $        (48,274)$                 $        (76,895) $                $-        (77,200)
                            ================ ================= ================  ================ =================

Basic & Diluted loss
    per Share               $         (0.01) $               - $         (0.02)  $              -
                            ================ ================= ================  ================



















                 See accompanying notes and accountants' report.

                                  GERACO, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    February 26,
                                                                                                        2001
                                                                For the Nine Months Ended           Inception of
                                                                        March 31,                   Development
                                                                 2002               2001               Stage
                                                          ------------------ ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $          (76,895)$                -  $          (77,200)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation                                                          312                  -                 312
   Inventory                                                          (8,891)                 -              (8,891)
                                                          ------------------ ------------------  ------------------
  Net Cash Used in Operating Activities                              (85,474)                 -             (85,779)
                                                          ------------------ ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Equipment                                                 (2,500)                 -              (2,500)
                                                          ------------------ ------------------  ------------------
Net cash provided by Investing Activities                             (2,500)                 -              (2,500)
                                                          ------------------ ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Contributed Capital                                                        -                  -                 305
Receivable from Shareholder                                           (1,980)                 -              (1,980)
Common Stock to be Issued                                             76,000                  -              76,000
Proceeds from Issuance of Common Stock                                     -                  -              18,060
                                                          ------------------ ------------------  ------------------
Net Cash Provided by Financing Activities                             74,020                  -              92,385
                                                          ------------------ ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                          (13,954)                 -               4,106
Cash and Cash Equivalents
  at Beginning of Period                                              18,060                  -                   -
                                                          ------------------ ------------------  ------------------

Cash and Cash Equivalents at End of Period                $            4,106 $                -  $            4,106
                                                          ================== ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $                - $                -  $                -
  Franchise and income taxes                              $                - $                -  $                -
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

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss Per Share:

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                                 For the Three Months Ended March 31, 2002
Basic Loss per Share
Income to common shareholders                           $          (48,274)           5,334,230  $           (0.01)
                                                        ==================  ===================  ==================

                                                                 For the Three Months Ended March 31, 2001
Basic Loss per Share
Income to common shareholders                           $                -                    -  $                -
                                                        ==================  ===================  ==================

                                                                 For the Nine Months Ended March 31, 2002
Basic Loss per Share
Income to common shareholders                           $          (76,895)           4,439,690  $           (0.02)
                                                        ==================  ===================  ==================

                                                                 For the Nine Months Ended March 31, 2001
Basic Loss per Share
Income to common shareholders                           $                -                    -  $                -
                                                        ==================  ===================  ==================

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

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE NINE MONTHS ENDED MARCH 31, 2002
                                   (Unaudited)

NOTE 2 - INCOME TAXES

         As of March 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $77,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forward will expire unused. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

         During  the  quarter  ended  March  31,  2002,   $15,000  was  paid  to
shareholders of the Company for consulting expenses and auto expenses.

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

         The Company has no business operations. The Company had $48,274 and $76,895 in expenses for the three and nine month periods ended March 31, 2002 and $0 for the three and nine months ended March 31, 2001. The Company had no revenues for the three or nine month periods ended March 31, 2002 and 2001. Losses on operations may occur until sufficient revenues can be achieved.

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

         The Company completed it registration of 2,000,000 shares of common stock par value $0.001on form SB-2, commission file number 333-67144, effective October 26, 2001. Pursuant to this offering, on January 11, 2002, the Company sold 1,521,000 shares at $0.05 per share for an aggregate $76,050. The offering was terminated on January 15, 2002. The shares were sold by our President, Gerald D. Curtis, in a self-underwritten or "best efforts" offering. The proceeds from this offering were used to purchase inventory and samples and to pay for General and Administrative expenses No portion of the proceeds were paid directly or indirectly to any officer or director of the Company.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

         The following exhibits are included as part of this report:

Exhibit
Number            Title of Document


99.1     Certification  Pursuant to 18 U.S.C.  SS 1350,  As Adopted  Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

         The Company did not file a report on Form 8-K during the three months ended March 31, 2002.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  GERACO, INC.
                                  (Registrant)





DATE:   September 26, 2002 By: /S/ GERALD D. CURTIS
                           ---------------------------------------------
                           Gerald D. Curtis
                           President, Secretary, Treasurer and Financial Officer Director and Chief Accounting


I, Gerald D. Curtis certify that:

         1. I have reviewed this quarterly report on Form 10-QSB/A of Geraco, Inc.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: 9/27/02


/S/ GERALD D. CURTIS
Gerald D. Curtis
President, Secretary, Treasurer and Financial Officer
Director and Chief Accounting