Form 10KSB
period 2002-06-30
GERACO INC
filed 2002-09-27
CIK 1156833

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB



(Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002
                                               -------------


                        Commission file number: 333-67144
                                                ---------


                                  Geraco, Inc.
                                 --------------
                 (Name of small business issuer in its charter)




           Nevada                                       87-1578749
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                        8114 Ammons Way, Arvada, CO 80005
                        ---------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (303) 949-2598
                                ----------------
                           (Issuer's telephone number)

                        8434 68th Street, Arvada CO 80004
     (Former name, address and fiscal year, if changed since last report.)


Securities registered under Section 12(b) of the Exchange Act:   None


Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value.

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X .


Total revenues for fiscal year ended June 30, 2002: $25,000
                                                    --------


At June 30, 2002, the aggregate market value of all shares of voting stock held by non-affiliates was $176,050. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of June 30, 2002, was as follows: Common Stock $.001 par value, 5,521,000 shares and Preferred Stock $.0001 par value, no shares issued.


At June 30, 2002, the number of shares of common stock outstanding was 5,521,000


Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                              ---    ---

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Company History

         The Company was incorporated under the laws of the state of Nevada on February 26, 2001 as Geraco, Inc. The Company was organized for the purpose of selling inspirational gift cards and gifts from custom manufacturers to retailers, wholesalers and the general public. It is anticipated that we will mainly sell to retailers, however, we also intend to engage in retail sales on a limited basis. Geraco, Inc is considered a development stage company, with little revenues and virtually no assets.

         As of June 30,  2002,  Geraco,  Inc.  has  commenced  limited  business
operations,   but  has  worked  mostly  on  organizational   and  administrative
functions.

Principal Products and Their Markets

         Our primary business objective is to satisfy and fulfill the demand of retailers for high quality inspirational cards and gifts. We plan to design or develop our own unique inspirational cards and gifts and have them produced by well established manufacturers in quantity whereby we can sell these items immediately to retailers for an amount which includes a substantial profit to us. We will maximize net profits by minimizing fixed overhead such as salary and employee benefits.

Distribution Methods

         We anticipate selling nationwide, but our initial focus will be in the Colorado area.

Competition

We will be in direct competition with other entities that market on a National basis and have greater name recognition and assets than we have. We will experience competition from some of the wholesalers/manufacturers from which already well established retailers. It is likely retailers will get a better price from these wholesalers and manufacturers because they have more buying power, an established relationship, and use no middleman. We will also compete with other "jobbers" or intermediaries who are experienced in the gift merchandise industry, have existing relationships with wholesalers and manufacturers, and are better able to analyze costs of goods as well as the potential market. We hope to compete by:

         o Price - we believe we must purchase inventory at least 30% - 50% off standard wholesale prices in order to be sufficiently competitive to attract purchases and still make a profit. Our contact with potential suppliers indicates that it will be possible for us to purchase inventory at the prices we need to be profitable.

         o Low Overhead - we will keep our overhead as low as possible to help increase our profit margin;

         o Convenience and Good Service- We also believe by initially limiting our marketing efforts to the greater Colorado area, we will be in a better position to offer "convenience" and good service to retailers while at the same time becoming more quickly attuned to local buying trends.

         We will suffer from extreme competition from a variety of sources but we believe that there is room in the market for us, provided we are able to our own unique products at an acceptable price.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         At the present time we have no property. We intend to pay $500 per month rent to Gerald Curtis (president and CEO) for the use of office space in his home. For the year ended June 30, 2002, no rent was paid.

ITEM 3.  LEGAL PROCEEDINGS

         There are no legal proceedings or pending litigation to which we are a party or against any of our officers or directors as a result of there capacities with Geraco, Inc. and we are not aware of any threat of such litigation. We are not aware of any proceeding involving us that a governmental authority may be contemplating.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         Currently, the Company's shares are not traded publicly. There is no assurance that a trading market will develop, or, if developed, that it will be sustained. A purchaser of shares may, therefore, find it difficult to resell the securities offered herein should he or she desire to do so when eligible for public resales. Furthermore, the shares are not marginal and it is unlikely that a lending institution would accept the shares as collateral for a loan. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends on the common stock have been paid by the Company, nor does the Company anticipate that dividends will be paid in the foreseeable future.

         On June 26, 2001, the Company issued 4,000,000 shares of common stock for cash to the current President and 4 other people. The shares were issued at $.005 per share.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Financial Statements and notes thereto.

Results of Operations

         The Company has been in the development stage since inception through May 2002. During its development stage, the Company was engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. During May 2002, the Company made its first sales of product and began operations. Due to the lack of operations in prior periods, any comparison to prior periods would be misleading and is therefore not presented.

         During the year ended June 20, 2002, The Company generated $25,000 in revenues and $6,640 in costs of sales for a gross profit of $18,360.

         For the year ended June 30, 2002, the Company incurred a loss of $61,243 as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934. The Company believes results of operations in future years will result in net income to the company.

Liquidity and Capital Resources

         The Company generates and uses cash through operating activities, investing activities and financing activities. During the year ended June 30, 2002, the Company used cash of approximately $64,000 for operating activities. Operating activities during the 2002 year were comprised primarily of organizational activities with business operations not commencing until May 2002.

         The company used cash from investing activities to purchase office equipment of $2,500. The company does not expect to purchase additional office furniture and fixtures over the next 12 months.

         The Company generated cash from financing activities of approximately $74,000, which is primarily due to the sale of common stock for $76,000.

         As of June 30, 2002, the Company had $28,753 in working capital as of June 30, 2002, and a total asset value of $30,837.

Forward Looking Statement

         This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management's current views with respect to future events and financial performance. Those statements include statements regarding the intent, belief or current expectations of the Company and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission. Important factors currently known to Management could cause actual results to differ materially from those in forward-looking statements. The Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes in the future operating results over time. The Company believes that its assumptions are based upon reasonable data derived from and known about its business and operations and the business and operations of the Company. No assurances are made that actual results of operations or the results of the Company's future activities will not differ materially from its assumptions.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are included beginning at F-1. See Index to the Financial Statements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS

Directors and Executive Officers.

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:


Name                          Age       Position
Gerald D. Curtis              68        Director, President, Secretary/Treasurer
Brian Curtis                  40        Director, Vice President

         GERALD D. CURTIS, D.D.S. serves as our President, Secretary and Treasurer and Chairman of The Board of Directors, and has done so since inception of our company. Dr. Curtis practiced dentistry until July 1999, when he sold his dental practice. At that time he retired from dentistry and joined Altrimega Health Corporation in August of 1999 through April 2001 when he resigned. Altrimega Health Corporation is a start-up company which is attempting to develop health and nutritional products. Prior to this Dr. Curtis practiced dentistry in Salt Lake City, Utah for almost 40 years. He completed his undergraduate studies at the University of Utah in Salt Lake City. He obtained his D. D. S. degree at the University of Kansas City in Kansas City, Missouri in 1959.

         BRIAN CURTIS, serves as our Vice-President and Director, and has done so since inception of our company. In addition to his duties as an officer and director of our company Mr. Curtis also works as a full time fabrication design specialist for Boeing Corporation. He has worked at Boeing for the past six years since March of 1995.

Term of Office

         The term of office for each Director is one year, or until his successor is elected and qualified at the Company's annual meeting of Shareholders, subject to ratification by the Shareholders. The term of office for each Officer is one year or until a successor is elected and qualified and is subject to removal by the Board.

Family Relationships

         Gerald Curtis is the father of Brian Curtis.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Exchange Act, requires the Company's officers, directors and persons who beneficially own more than ten percent of the Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent beneficial owners also are required by rules promulgated by the Securities and Exchange Commission to furnish the Company with copies of all
Section 16(a) forms they file.


ITEM 10.  EXECUTIVE COMPENSATION

         The Company has not paid, nor does it owe, any compensation to executive officers for the year ended June 30, 2002. The Company's by-laws authorize the Board of Directors to fix the compensation of directors, to establish a set salary for each director and to reimburse the director's expenses for attending each meeting of the Board of Directors. As of the date of this Form 10-KSB, no salaries or other compensation have been paid to any of the Board of Directors, individually or as a group.


ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 5,521,000 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of June 30, 2002 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.


Name and Address
of Beneficial Owners /           Nature of        Shares
Directors                        Ownership         Owned              Percent
--------------------------------------------------------------------------------


All Executive Officers
and Directors as a Group
(1 person)                       Common Stock        2,000,000          36%

Gerald D Curtis
8434 68th Street, Arvada CO      Common Stock        2,000,000          36%

Dustin Graves
396 Howard Hughes Parkway
Las Vegas, NV                    Common Stock        1,000,000          18%

Francis Miller
3851 S EaglePoint
Holladay, UT                     Common Stock          966,500          18%


         As of September 23, 2002 there are approximately 66 shareholders of record.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The company currently is using office space that has been donated to the company at no charge for an indefinite period by Gerald Curtis, a shareholder of the company. See "Description of Property."


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

         The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         Exhibit No. Exhibit

         *2.1     Articles of Incorporation

         *2.2     Bylaws

         99.1 Certification Pursuant to 18 U.S.C. ss 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, filed August 9, 2001.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Geraco, Inc.


By:   /s/ Gerald D. Curtis
      Gerald D. Curtis
     President, Secretary, Treasurer and Director
     (Principal Executive and Accounting Officer)


Date: September 27, 2002


I, Gerald D. Curtis, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Geraco, Inc.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


Date: 9/27/02


/s/ Gerald D. Curtis
Gerald D. Curtis
President, Secretary, Treasurer and Director
(Principal Executive and Accounting Officer)

                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                             JUNE 30, 2002 AND 2001


CONTENTS
                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheet
  June 30, 2002 and 2001...................................................................................F - 2

Statements of Operations for the
  Year Ended June 30, 2002 and the Period From
   February 26, 2001 (inception) to June 30, 2001..........................................................F - 3

Statement of Stockholders' Equity
  Since February 26, 2001 (inception) to June 30, 2002.....................................................F - 4

Statements of Cash Flows for the
 Year Ended June 30, 2002 and the Period From
  February 26, 2001 (inception) to June 30, 2001...........................................................F - 5

Notes to Financial Statements..............................................................................F - 6

                          INDEPENDENT AUDITOR'S REPORT


Geraco, Inc.
(A Development Stage Company)


         We have audited the accompanying balance sheet of Geraco, Inc. (a development stage company) as of June 30, 2002 and 2001, and the related statements of operations and cash flows for the year ended June 30, 2002 and the period from February 26, 2001 (inception) to June 30, 2001, and the statement of stockholders' equity since February 26, 2001 (inception) to June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geraco, Inc. (a development stage company) as of June 30, 2002 and 2001 and the results of its operations and its cash flows for the year ended June 30, 2002 and the period from February 26, 2001 (inception) to June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                                    Respectfully submitted



                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
September 11, 2002

                                  GERACO, INC.
                                  ------------
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                                            June 30,
                                                                                    2002                2001
                                                                             ------------------  ------------------
Assets:
-------
Current Assets:
 Cash & Cash Equivalents                                                     $           25,353  $           18,060
 Inventory                                                                                3,400                   -
                                                                             ------------------  ------------------
     Total Current Assets                                                                28,753              18,060
                                                                             ------------------  ------------------


Fixed Assets:
 Computer Equipment                                                                       2,500                   -
 Less Accumulated Depreciation                                                             (416)                  -
                                                                             ------------------  ------------------
     Net Fixed Assets                                                                     2,084                   -
                                                                             ------------------  ------------------

     Total Assets                                                            $           30,837  $           18,060
                                                                             ==================  ==================


Liabilities:                                                                 $                -  $                -
------------
                                                                             ------------------  ------------------

Stockholders' Equity:
Receivable from Shareholder                                                              (1,980)                  -
Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued at June 30, 2002 and 2001                                                -                   -
Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 5,521,000 and 4,000,000 shares
    at June 30, 2002 and 2001                                                             5,521               4,000
  Paid-In Capital                                                                        88,844              14,365
  Deficit Accumulated During Development Stage                                          (61,548)               (305)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          30,837              18,060
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $           30,837  $           18,060
                                                                             ==================  ==================


                    The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                                  ------------
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                                            Cumulative
                                                                                              since
                                                                                           February 26,
                                                                      For the Period           2001
                                                   For the Year        February 26,        Inception of
                                                      Ending              2001 to          Development
                                                   June 30, 2002       June 30, 2001          Stage
                                                 -----------------   -----------------  ------------------

Sales                                            $          25,000   $               -  $           25,000
Cost of Sales                                                6,640                   -               6,640
                                                 -----------------   -----------------  ------------------
Gross Profit                                                18,360                   -              18,360

Expenses:
   General & Administrative                                 79,603                 305              79,908
                                                 -----------------   -----------------  ------------------

     Net Loss                                    $         (61,243)  $            (305) $          (61,548)
                                                 =================   =================  ==================

Basic & Diluted loss per share                   $          (0.01)   $               -
                                                 =================   =================
















                    The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                                  ------------
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                        ---------------------------------
              SINCE FEBRUARY 26, 2001 (INCEPTION) TO JUNE 30, 2002
              ----------------------------------------------------

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    February 26,
                                                                                                        2001
                                                                                                    Inception of
                                                  Common Stock                    Paid-In           Development
                                           Shares             Par Value           Capital              Stage
                                      -----------------   -----------------  ------------------  ------------------
Balance at February 26, 2001
   (inception)                                        -   $               -  $                -  $                -

June 26, 2001, Common Stock
    Issued for Cash                           4,000,000               4,000              14,060                   -

Contributed Capital Paid for                          -                   -                 305                   -
Expenses

Net Loss                                              -                   -                   -                (305)
                                      -----------------   -----------------  ------------------  ------------------

Balance at June 30, 2001                      4,000,000               4,000              14,365                (305)

January 11, 2002, Common
   Stock Issued for Cash                      1,521,000               1,521              74,479                   -

Net Loss                                              -                   -                   -             (61,243)
                                      -----------------   -----------------  ------------------  ------------------

Balance at June 30, 2002                      5,521,000   $           5,521  $           88,844  $          (61,548)
                                      =================   =================  ==================  ==================





                    The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                                  ------------
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                     Cumulative
                                                                                                       Since
                                                                                                    February 26,
                                                                               For the Period           2001
                                                            For the Year        February 26,        Inception of
                                                               Ending             2001 to           Development
                                                            June 30, 2002      June 30, 2001           Stage
                                                          -----------------  ------------------  ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                  $         (61,243) $             (305) $          (61,548)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation                                                         416                   -                 416
   Inventory                                                         (3,400)                                 (3,400)
                                                          -----------------  ------------------  ------------------
  Net Cash Used in Operating Activities                             (64,227)               (305)            (64,532)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Equipment                                                (2,500)                  -              (2,500)
                                                          -----------------  ------------------  ------------------
Net cash provided by Investing Activities                            (2,500)                  -              (2,500)
                                                          -----------------  ------------------  ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Contributed Capital                                                       -                 305                 305
Receivable from Shareholder                                          (1,980)                  -              (1,980)
Proceeds from Issuance of Common Stock                               76,000              18,060              94,060
                                                          -----------------  ------------------  ------------------
Net Cash Provided by Financing Activities                            74,020              18,365              92,385
                                                          -----------------  ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                           7,293              18,060              25,353
Cash and Cash Equivalents
  at Beginning of Period                                             18,060                   -                   -
                                                          -----------------  ------------------  ------------------

Cash and Cash Equivalents at End of Period                $          25,353  $           18,060  $           25,353
                                                          =================  ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $                -  $                -
  Franchise and income taxes                              $               -  $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None
                    The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                                  ------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                 FOR THE YEAR ENDED JUNE 30, 2002 AND THE PERIOD
                ------------------------------------------------
                     FROM FEBRUARY 26, 2001 TO JUNE 30, 2001
                     ---------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------------------------

         This summary of accounting policies for Geraco, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on February 26, 2001. The Company's fiscal year end is June 30. Since February 26, 2001, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The Company has no products or services as of June 30, 2002. The Company was organized as a vehicle to market inspirational greeting cards and gifts.

Cash and Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Inventory

         Inventories consist of art work, frames, samples and other related materials and are stated at the lower of cost or market.

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

                                  GERACO, INC.
                                  ------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                 FOR THE YEAR ENDED JUNE 30, 2002 AND THE PERIOD
                ------------------------------------------------
                     FROM FEBRUARY 26, 2001 TO JUNE 30, 2001
                     ---------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis for 3 years.

         Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

         Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their useful lives.

         The Company identifies and records impairment losses on long-lived assets such as property and equipment when events and circumstances indicate that such assets might be impaired. The Company considers factors such as significant changes in the regulatory or business climate and projected future cash flows from the respective asset. Impairment losses are measured as the amount by which the carrying amount of intangible asset exceeds its fair value.

                                  GERACO, INC.
                                  ------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                 FOR THE YEAR ENDED JUNE 30, 2002 AND THE PERIOD
                ------------------------------------------------
                     FROM FEBRUARY 26, 2001 TO JUNE 30, 2001
                     ---------------------------------------

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                                     For the year ended June 30, 2002
Basic Loss per Share
Loss to common shareholders                             $          (61,243)           4,714,820  $           (0.01)
                                                        ==================  ===================  ==================

                                                                    For the period ended June 30, 2001
Basic Loss per Share
Loss to common shareholders                             $             (305)             160,000  $                -
                                                        ==================  ===================  ==================

         The Company has no outstanding common stock equivalents as of June 30, 2002 and 2001.

NOTE 2 - INCOME TAXES

         As of June 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $62,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has been in the development stage since its formation on February 26, 2001. The Company has been primarily engaged in developing product concepts, initiating contacts and developing relationships with various entities for manufacturing. As is common with a development stage company, the Company has had recurring losses during its development stage.

                                  GERACO, INC.
                                  ------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                 FOR THE YEAR ENDED JUNE 30, 2002 AND THE PERIOD
                ------------------------------------------------
                     FROM FEBRUARY 26, 2001 TO JUNE 30, 2001
                     ---------------------------------------

NOTE 4 - COMMITMENTS

         As of June 30, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - RELATED PARTY TRANSACTIONS

         For the year ended June 30, 2002, $17,500 was paid to shareholders of the Company for consulting expenses and auto expenses.