Form 10QSB
period 2002-09-30
GERACO INC
filed 2002-11-05
CIK 1156833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002
                                              --------------------

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from               to
                                                -------------    ---------------

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


                        8114 Ammons Way, Arvada, CO 80005
                    (Address of principal executive offices)

                                 (303) 949-2598
                            Issuer's telephone number


 (Former name, former address and former fiscal year, if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2002 5,521,000

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                         INDEPENDENT ACCOUNTANT'S REPORT


Geraco, Inc.
(Formerly a Development Stage Company)


         We have reviewed the accompanying balance sheets of Geraco, Inc. (Formerly a development stage company) as of September 30, 2002 and June 30, 2002, and the related statements of operations and cash flows for the three months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
October 29, 2002

                                  GERACO, INC.
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                               September 30,            June 30,
                                                                                    2002                2002
                                                                             ------------------  ------------------

Assets:
Current Assets:
 Cash & Cash Equivalents                                                     $           10,780  $           25,353
 Inventory                                                                                3,700               3,400
                                                                             ------------------  ------------------
     Total Current Assets                                                                14,480              28,753
                                                                             ------------------  ------------------


Fixed Assets:
 Computer Equipment                                                                       2,500               2,500
 Less Accumulated Depreciation                                                             (625)               (416)
                                                                             ------------------  ------------------
     Net Fixed Assets                                                                     1,875               2,084
                                                                             ------------------  ------------------

     Total Assets                                                            $           16,355  $           30,837
                                                                             ==================  ==================


Liabilities:                                                                 $                -  $                -
                                                                             ------------------  ------------------

Stockholders' Equity:
Receivable from Shareholder                                                              (1,980)             (1,980)
Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued at September 30, 2002 and June 30, 2002                                  -                   -
Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 5,521,000 shares September 30, 2002
    and June 30, 2002                                                                     5,521               5,521
  Paid-In Capital                                                                        88,844              88,844
  Retained Deficit                                                                      (76,030)            (61,548)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          16,355              30,837
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $           16,355  $           30,837
                                                                             ==================  ==================


         The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                     (Formerly a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                       For the Three Months Ended
                                                                              September 30,
                                                                        2002                 2001
                                                                 ------------------   ------------------

Sales                                                            $            5,000   $                -
Cost of Sales                                                                 3,000                    -
                                                                 ------------------   ------------------
Gross Profit                                                                  2,000                    -

Expenses:
   Selling & Marketing                                                       11,500                    -
   General & Administrative                                                   4,982               11,215
                                                                 ------------------   ------------------

     Net Loss                                                    $          (14,482)  $          (11,215)
                                                                 ==================   ==================

Basic & Diluted loss per share                                   $                -   $                -
                                                                 ==================   ==================












         The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                     (Formerly a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                           For the Three Months Ended
                                                                                 September 30,
                                                                           2002                 2001
                                                                     -----------------   ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                             $         (14,482)  $          (11,215)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation                                                                    209                  104
   Inventory                                                                      (300)                   -
                                                                     -----------------   ------------------
  Net Cash Used in Operating Activities                                        (14,573)             (11,111)
                                                                     -----------------   ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Equipment                                                                -               (2,500)
                                                                     -----------------   ------------------
Net cash provided by Investing Activities                                            -               (2,500)
                                                                     -----------------   ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Contributed Capital                                                                  -                    -
Receivable from Shareholder                                                          -                    -
Proceeds from Issuance of Common Stock                                               -                    -
                                                                     -----------------   ------------------
Net Cash Provided by Financing Activities                                            -                    -
                                                                     -----------------   ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                    (14,573)             (13,611)
Cash and Cash Equivalents
  at Beginning of Period                                                        25,353               18,060
                                                                     -----------------   ------------------

Cash and Cash Equivalents at End of Period                           $          10,780   $            4,449
                                                                     =================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                           $               -   $                -
  Franchise and income taxes                                         $               -   $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

         The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

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

Interim Reporting

         The unaudited financial statements as of September 30, 2002 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on February 26, 2001. The Company's fiscal year end is June 30.

Nature of Business

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

                                  GERACO, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

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

                                  GERACO, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                               For the Three Months Ended September 30, 2002
Basic Loss per Share
Loss to common shareholders                             $          (14,482)           5,521,000  $                -
                                                        ==================  ===================  ==================

                                                               For the Three Months Ended September 30, 2001
Basic Loss per Share
Loss to common shareholders                             $          (11,215)           4,000,000  $                -
                                                        ==================  ===================  ==================

         The Company has no outstanding common stock equivalents as of September 30, 2002 and 2001.

NOTE 2 - INCOME TAXES

         As of September 30, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $76,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

                                  GERACO, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE 3 - COMMITMENTS

         As of September 30, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - RELATED PARTY TRANSACTIONS

         For the three months ended September 30, 2002 and 2001, $5,190 and $2,500 was paid to shareholders of the Company for consulting expenses and auto expenses.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended June 30, 2002.

         The Company's business objective is to satisfy and fulfill the demand of retailers for high quality inspirational cards and gifts by designing or developing unique inspirational cards and gifts and have them produced by well established manufacturers in quantity whereby the Company can sell these items immediately to retailers for an amount which includes a substantial profit.

Results of Operations -For the quarter ended September 30, 2002 compared to the same period in 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

         The Company had $5,000 in sales and sales revenues for the three months ended September 30, 2002 and $0 for the three months ended September 30, 2001. Revenues consisted of the sale of artwork that cost $3,000.

         The Company had $11,500 in selling and marketing expenses for the three months ended September 30, 2002 compared to $0 the three months ended September 30, 2001. General and administrative expenses were $4,982 for the three months ended September 30, 2002 and $11,215 for the three months ended September 30, 2001.

         The Company recorded a net loss of $14,482 for the three months ended September 30, 2002 compared to a net loss of $11,215 for the same period in 2001.

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

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

                  (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None

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

Exhibits

         The following exhibits are included as part of this report:

Exhibit
Number            Title of Document


99.1     Certification  Pursuant to 18 U.S.C.  SS 1350,  As Adopted  Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

         The Company did not file a report on Form 8-K during the three months ended September 30, 2002.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   GERACO, INC.
                                                   (Registrant)



DATE:   November 4, 2002   By: /S/ Gerald D. Curtis
                           ---------------------------------------------
                           Gerald D. Curtis
                           President, Secretary, Treasurer and Financial Officer
                           Director and Chief Accounting

I,       Gerald D. Curtis, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of Geraco, Inc.

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002




/s/ Gerald D. Curtis
President, Secretary, Treasurer and Financial Officer
Director and Chief Accounting