Form 10QSB
period 2002-12-31
GERACO INC
filed 2003-01-22
CIK 1156833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                For the quarterly period ended: December 31, 2002

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
               For the transition period from            to

                        Commission file number 333-67144

                                  GERACO, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

          NEVADA                                           87-1578749
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)



                        8114 AMMONS WAY, ARVADA, CO 80005
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (303) 949-2598
                            ISSUER'S TELEPHONE NUMBER


 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: January 13, 2003 5,521,000

         Transitional Small Business Disclosure Format (check one). Yes ; No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS




                         INDEPENDENT ACCOUNTANT'S REPORT


Geraco, Inc.
(Formerly a Development Stage Company)


         We have reviewed the accompanying balance sheets of Geraco, Inc. (Formerly a development stage company) as of December 31, 2002 and June 30, 2002, and the related statements of operations for the three and six months ended December 31, 2002 and 2001 and cash flows for the six months ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
January 21, 2003

                                  GERACO, INC.
                     (Formerly a Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                December 31,          June 30,
                                                                                    2002                2002
                                                                             ------------------  ------------------

Assets:
Current Assets:
 Cash & Cash Equivalents                                                     $            1,035  $           25,353
 Inventory                                                                                4,214               3,400
                                                                             ------------------  ------------------
     Total Current Assets                                                                 5,249              28,753
                                                                             ------------------  ------------------


Fixed Assets:
 Computer Equipment                                                                       2,500               2,500
 Less Accumulated Depreciation                                                             (833)               (416)
                                                                             ------------------  ------------------
     Net Fixed Assets                                                                     1,667               2,084
                                                                             ------------------  ------------------

     Total Assets                                                            $            6,916  $           30,837
                                                                             ==================  ==================


Liabilities:                                                                 $              230  $                -
                                                                             ------------------  ------------------

Stockholders' Equity:
Receivable from Shareholder                                                              (1,980)             (1,980)
Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued at December 31, 2002 and June 30, 2002                                   -                   -
Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 5,521,000 shares December 31, 2002
    and June 30, 2002                                                                     5,521               5,521
  Paid-In Capital                                                                        93,044              88,844
  Retained Deficit                                                                      (89,899)            (61,548)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                           6,686              30,837
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $            6,916  $           30,837
                                                                             ==================  ==================


         The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                     (Formerly a Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                            For the Three Months Ended              For the Six Months Ended
                                                   December 31,                           December 31,
                                              2002              2001                 2002               2001
                                        ----------------  -----------------   ------------------ ------------------

Sales                                   $              -  $               -   $            5,000 $                -
Cost of Sales                                          -                  -                3,000                  -
                                        ----------------  -----------------   ------------------ ------------------
Gross Profit                                           -                  -                2,000                  -

Expenses:
   Selling & Marketing                             7,000                  -               18,500                  -
   General & Administrative                        6,870             17,406               11,851             28,621
                                        ----------------  -----------------   ------------------ ------------------

     Net Loss                           $        (13,870) $         (17,406)  $          (28,351)$          (28,621)
                                        ================  =================   ================== ==================

Basic & Diluted loss per share          $              -  $               -   $           (0.01) $           (0.01)
                                        ================  =================   ================== ==================















         The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                     (Formerly a Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            For the Six Months Ended
                                                                                  December 31,
                                                                           2002                 2001
                                                                     -----------------   ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                             $         (28,351)  $          (28,621)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation                                                                    417                  208
   Inventory                                                                      (814)                   -
   Accounts Payable                                                                230                    -
                                                                     -----------------   ------------------
  Net Cash Used in Operating Activities                                        (28,518)             (28,413)
                                                                     -----------------   ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Equipment                                                                -               (2,500)
                                                                     -----------------   ------------------
Net cash provided by Investing Activities                                            -               (2,500)
                                                                     -----------------   ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Contributed Capital                                                              4,200                    -
Receivable from Shareholder                                                          -               (1,980)
Proceeds from Issuance of Common Stock                                               -               56,000
                                                                     -----------------   ------------------
Net Cash Provided by Financing Activities                                        4,200               54,020
                                                                     -----------------   ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                    (24,318)              23,107
Cash and Cash Equivalents
  at Beginning of Period                                                        25,353               18,060
                                                                     -----------------   ------------------

Cash and Cash Equivalents at End of Period                           $           1,035   $           41,167
                                                                     =================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                           $               -   $                -
  Franchise and income taxes                                         $               -   $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

         The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Geraco, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of December 31, 2002 and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                                  GERACO, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

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

                                  GERACO, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                                                               For the Three Months Ended December 31, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (13,870)           5,521,000  $                -
                                                        ==================  ===================  ==================

                                                               For the Three Months Ended December 31, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (17,406)           4,712,701  $                -
                                                        ==================  ===================  ==================

                                                                For the Six Months Ended December 31, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (28,351)           5,521,000  $           (0.01)
                                                        ==================  ===================  ==================

                                                                For the Six Months Ended December 31, 2001
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (28,621)           4,356,079  $           (0.01)
                                                        ==================  ===================  ==================

         The Company has no outstanding common stock equivalents as of December 31, 2002 and 2001.

NOTE 2 - INCOME TAXES

         As of December 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $90,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

                                  GERACO, INC.
                     (Formerly a Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

NOTE 3 - COMMITMENTS

         As of December 31, 2002 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - RELATED PARTY TRANSACTIONS

         For the three months ended December 31, 2002 and 2001, $3,242 and $0 was paid to shareholders of the Company for consulting expenses and auto expenses.

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

RESULTS OF OPERATIONS -For the quarter ended December 31, 2002 compared to the same period in 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

         The Company had $0 and $5,000 in sales and sales revenues for the three and six months ended December 31, 2002 and $0 and $0 for the three and six months ended December 31, 2001. Revenues consisted of the sale of artwork that cost $3,000.

         The Company had $7,000 and $18,500 in selling and marketing expenses for the three and six months ended December 31, 2002 compared to $0 and $0 for the three and six months ended December 31, 2001. General and administrative expenses were $6,870 and $11,851 for the three and six months ended December 31, 2002 and $17,406 and $28,621 for the three and six months ended December 31, 2001.

         The Company recorded a net loss of $13,870 and $28,351 for the three and six months ended December 31, 2002 compared to a net loss of $17,406 and $28,621 for the same period in 2001.

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

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

         The following exhibits are included as part of this report:

Exhibit
Number            Title of Document


99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

         The Company did not file a report on Form 8-K during the three months ended December 31, 2002.
                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           GERACO, INC.
                           (Registrant)



DATE: January 21, 2003     By: /s/ Gerald D. Curtis
                           Gerald D. Curtis
                           President, Secretary, Treasurer and Financial Officer
                           Director and Chief Accounting

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

Date: January 21, 2003




/s/ Gerald D. Curtis
President, Secretary, Treasurer and Financial Officer
Director and Chief Accounting