Form 10QSB
period 2003-03-31
GERACO INC
filed 2003-04-24
CIK 1156833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: April 23, 2003 5,521,000

         Transitional Small Business Disclosure Format (check one). Yes ; No X

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         INDEPENDENT ACCOUNTANT'S REPORT

Geraco, Inc.

         We have reviewed the accompanying balance sheets of Geraco, Inc. as of March 31, 2003, and the related statement of operations for the three and nine months ended March 31, 2003 and 2002 and the statement of cash flows for the nine month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Geraco, Inc. as of June 30, 2002, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated September 11, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                                   Respectfully Submitted


                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
April 23, 2003

                                  GERACO, INC.
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                 March 31,            June 30,
                                                                                    2003                2002
                                                                             ------------------  ------------------

Assets:
Current Assets:
 Cash & Cash Equivalents                                                     $            1,003  $           25,353
 Inventory                                                                                4,214               3,400
                                                                             ------------------  ------------------
     Total Current Assets                                                                 5,217              28,753
                                                                             ------------------  ------------------


Fixed Assets:
 Computer Equipment                                                                       2,500               2,500
 Less Accumulated Depreciation                                                           (1,042)               (416)
                                                                             ------------------  ------------------
     Net Fixed Assets                                                                     1,458               2,084
                                                                             ------------------  ------------------

     Total Assets                                                            $            6,675  $           30,837
                                                                             ==================  ==================


Liabilities:                                                                 $                -  $                -
                                                                             ------------------  ------------------

Stockholders' Equity:
Receivable from Shareholder                                                                   -              (1,980)
Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued at March 31, 2003 and June 30, 2002                                      -                   -
Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 5,521,000 shares March 31, 2003
    and June 30, 2002                                                                     5,521               5,521
  Paid-In Capital                                                                        92,144              88,844
  Retained Deficit                                                                      (90,990)            (61,548)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                           6,675              30,837
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $            6,675  $           30,837
                                                                             ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)








                                            For the Three Months Ended              For the Nine Months Ended
                                                     March 31,                              March 31,
                                              2003              2002                 2003               2002
                                        ----------------  -----------------   ------------------ ------------------

Sales                                   $              -  $               -   $            5,000 $                -
Cost of Sales                                          -                  -                3,000                  -
                                        ----------------  -----------------   ------------------ ------------------
Gross Profit                                           -                  -                2,000                  -

Expenses:
   Selling & Marketing                                 -                  -               18,500                  -
   General & Administrative                        1,091             48,274               12,942             76,895
                                        ----------------  -----------------   ------------------ ------------------

     Net Loss                           $         (1,091) $         (48,274)  $          (29,442)$          (76,895)
                                        ================  =================   ================== ==================

Basic & Diluted loss per share          $              -  $          (0.01)   $           (0.01) $           (0.02)
                                        ================  =================   ================== ==================















   The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           For the Nine Months Ended
                                                                                   March 31,
                                                                           2003                 2002
                                                                     -----------------   ------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                                             $         (29,442)  $          (76,895)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation                                                                    625                  312
   Inventory                                                                      (813)              (8,891)
   Accounts Payable                                                                  -                    -
                                                                     -----------------   ------------------
  Net Cash Used in Operating Activities                                        (29,630)             (85,474)
                                                                     -----------------   ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Equipment                                                                -               (2,500)
                                                                     -----------------   ------------------
Net cash provided by Investing Activities                                            -               (2,500)
                                                                     -----------------   ------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Contributed Capital                                                              3,300                    -
Receivable from Shareholder                                                      1,980               (1,980)
Common Stock to be Issued                                                            -               76,000
                                                                     -----------------   ------------------
Net Cash Provided by Financing Activities                                        5,280               74,020
                                                                     -----------------   ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                    (24,350)             (13,954)
Cash and Cash Equivalents
  at Beginning of Period                                                        25,353               18,060
                                                                     -----------------   ------------------

Cash and Cash Equivalents at End of Period                           $           1,003   $            4,106
                                                                     =================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                           $               -   $                -
  Franchise and income taxes                                         $               -   $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Geraco, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of March 31, 2003 and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on February 26, 2001. The Company's fiscal year end is June 30.

Nature of Business

         The Company was originally organized as a vehicle to market inspirational greeting cards and gifts. During the third quarter ended March 31, 2003, Management decide to change the direction the Company is going and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                                  GERACO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

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

                                  GERACO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                           (Numerator)         (Denominator)

                    For the Three Months Ended March 31, 2003
BASIC LOSS PER SHARE
Loss to common shareholders                             $           (1,091)           5,521,000  $                -
                                                        ==================  ===================  ==================

                                                                 For the Three Months Ended March 31, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (48,274)           5,334,230  $           (0.01)
                                                        ==================  ===================  ==================

                                                                 For the Nine Months Ended March 31, 2003
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (29,442)           5,521,000  $           (0.01)
                                                        ==================  ===================  ==================

                                                                 For the Nine Months Ended March 31, 2002
BASIC LOSS PER SHARE
Loss to common shareholders                             $          (76,895)           4,439,690  $           (0.02)
                                                        ==================  ===================  ==================

         The Company has no outstanding common stock equivalents as of March 31, 2003 and 2002.

NOTE 2 - INCOME TAXES

         As of March 31, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $91,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

                                  GERACO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE 3 - COMMITMENTS

         As of March 31, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - RELATED PARTY TRANSACTIONS

         For the three months ended March 31, 2003 and 2002, $0 and $15,000 was paid to shareholders of the Company for consulting expenses and auto expenses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended June 30, 2002.

         The Company is in the process of attempting to identify and acquire a favorable business opportunity. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

RESULTS OF OPERATIONS -For the quarter ended March 31, 2003 compared to the same period in 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2003.

         The Company had $0 and $5,000 in sales and sales revenues for the three and nine months ended March 31, 2003 and $0 and $0 for the three and nine months ended March 31, 2002. Revenues consisted of the sale of artwork that cost $3,000.

         The Company had $0 and $18,500 in selling and marketing expenses for the three and nine months ended March 31, 2003 compared to $0 and $0 for the three and nine months ended March 31, 2002. General and administrative expenses were $1,091 and $12,942 for the three and nine months ended March 31, 2003 and $48,274 and $76,895 for the three and nine months ended March 31, 2002.

         The Company recorded a net loss of $1,091 and $29,442 for the three and nine months ended March 31, 2003 compared to a net loss of $48,274 and $76,895 for the same period in 2002.

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

EMPLOYEES

         The Company does not intend to hire any office staff. Management believes that the company can be effectively managed by its officers and directors.

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

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

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.


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

EXHIBITS

         The following exhibits are included as part of this report:

Exhibit
Number            Title of Document


99.1     Certification  Pursuant to 18 U.S.C.  ss 1350,  As Adopted  Pursuant to
         Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

         The Company did not file a report on Form 8-K during the three months ended March 31, 2003.
                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GERACO, INC.
                                  (Registrant)



DATE: April 23, 2003      By: /s/ Gerald D. Curtis
                          Gerald D. Curtis
                          President, Secretary, Treasurer and Financial Officer
                          Director and Chief Accounting

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

Date: April 23, 2003



/S/ Gerald D. Curtis
Gerald D. Curtis
President, Secretary, Treasurer and Financial Officer
Director and Chief Accounting