Form 10KSB
period 2003-06-30
GERACO INC
filed 2003-07-22
CIK 1156833

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003
                                               -------------


                        Commission file number: 333-67144

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


                                 (303) 949-2598
                           (Issuer's telephone number)

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

Total revenues for fiscal year ended June 30, 2002: $5,000
                                                    -------


At June 30, 2003, the aggregate market value of all shares of voting stock held by non-affiliates was $176,050. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of June 30, 2003, was as follows: Common Stock $.001 par value, 5,521,000 shares and Preferred Stock $.001 par value, no shares issued.

At June 30, 2003, the number of shares of common stock outstanding was 5,521,000


Transitional Small Business Disclosure Format (check one): Yes   ; No X
                                                              ---    ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Company History

         The Company was incorporated under the laws of the state of Nevada on February 26, 2001 as Geraco, Inc. The Company was originally organized for the purpose of selling inspirational gift cards and gifts from custom manufacturers to retailers, wholesalers and the general public. However, during the year the Company decided to change the direction it was going and is now in the process of attempting to identify and acquire a favorable business opportunity.

         As of June 30,  2003,  Geraco,  Inc.  has  commenced  limited  business
operations,   but  has  worked  mostly  on  organizational   and  administrative
functions.

Principal Products and Their Markets

         Our primary business objective is identify and acquire a favorable business opportunity. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. The Company continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

Employees

         The Company has commenced only limited operations. Therefore, the Company has no full time employees. The Company's management and directors provide planning and organizational services for the Company on a part-time basis.

ITEM 2.  DESCRIPTION OF PROPERTY

         As of June 30, 2003 all activities of the Company have been conducted by corporate officers from either their homes or business offices. There are no commitments for future use of the facilities.

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

         The Company completed it registration of 2,000,000 shares of common stock par value $0.001on form SB-2, commission file number 333-67144, effective October 26, 2001. Pursuant to this offering, on January 11, 2002, the Company sold 1,521,000 shares at $0.05 per share for an aggregate $76,050. The offering was terminated on January 15, 2002. The shares were sold by our President, Gerald D. Curtis, in a self-underwritten or "best efforts" offering. The proceeds from this offering were used to purchase inventory and samples and to pay for General and Administrative expenses. No portion of the proceeds were paid directly or indirectly to any officer or director of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the Financial Statements and notes thereto.

Results of Operations

         The Company was in the development stage since inception through May 2002. During its development stage, the Company was engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. During May 2002, the Company made its first sales of product and began operations. Due to the change in direction of the company during the year ended June 30, 2003, any comparison to prior periods would be misleading and is therefore not presented.

         During the year ended June 20, 2003, the Company generated $5,000 in revenues and $7,214 in costs of sales for a gross loss of $2,214.

         For the year ended June 30, 2003, the Company incurred a loss of $35,318 as a result of general and administrative expenses such as accounting fees of $14,604 and selling and marketing expenses of $18,500.

Liquidity and Capital Resources

         The Company generates and uses cash through operating activities, investing activities and financing activities. During the year ended June 30, 2003, the Company used cash of approximately $30,500 for operating activities. Operating activities during the 2003 year were comprised primarily of organizational activities with business operations.

         The Company generated cash from financing activities of approximately $6,000, which is primarily due to capital contributed by a shareholder

         As of June 30, 2003, the Company had $399 in working capital, and a total asset value of $2,220.

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

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS

Directors and Executive Officers.

         The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table sets forth the name, age, and position of each executive officer and director of the Company:

Name                    Age            Position

Gerald D. Curtis         69            Director, President, Secretary/Treasurer
Brian Curtis             41            Director, Vice President

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

ITEM 10.  EXECUTIVE COMPENSATION

         The Company has not paid, nor does it owe, any compensation to executive officers for the year ended June 30, 2003. The Company's by-laws authorize the Board of Directors to fix the compensation of directors, to establish a set salary for each director and to reimburse the director's expenses for attending each meeting of the Board of Directors. As of the date of this Form 10-KSB, no salaries or other compensation have been paid to any of the Board of Directors, individually or as a group.

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 5,521,000 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of June 30, 2003 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Name and Address
of Beneficial Owners /           Nature of               Shares
Directors                        Ownership                Owned              Percent
-------------------------------------------------------------------------------------
All Executive Officers
and Directors as a Group

(2 person)                       Common Stock               2,000,000          36%

Gerald D Curtis

8434 68th Street, Arvada CO      Common Stock               2,000,000          36%

Dustin Graves
396 Howard Hughes Parkway

Las Vegas, NV                    Common Stock               1,000,000          18%

Francis Miller
3851 S EaglePoint

Holladay, UT                     Common Stock                 966,500          18%


         As of July 15, 2003 there are approximately 66 shareholders of record.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

         The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

         Exhibit No. Exhibit

         *2.1     Articles of Incorporation

         *2.2     Bylaws

         99.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, filed August 9, 2001.

ITEM 14. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

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

Geraco, Inc.

By:   /s/ Gerald D. Curtis
--------------------------
     Gerald D. Curtis
     President, Secretary, Treasurer and Director
     (Principal Executive and Accounting Officer)

Date: July 21, 2003

                                  GERACO, INC.

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                             JUNE 30, 2003 AND 2002

CONTENTS

                                                                                                          Page

Independent Auditor's Report...............................................................................F - 1

Balance Sheet

  June 30, 2003 and 2002...................................................................................F - 2

Statements of Operations for the

  Years Ended June 30, 2003 and 2002.......................................................................F - 3

Statement of Stockholders' Equity for the

 Years Ended June 30, 2003 and June 30, 2002...............................................................F - 4

Statements of Cash Flows for the

 Years Ended June 30, 2003 and 2002........................................................................F - 5

Notes to Financial Statements..............................................................................F - 6

                          INDEPENDENT AUDITOR'S REPORT

Geraco, Inc.

         We have audited the accompanying balance sheet of Geraco, Inc. as of June 30, 2003 and 2002, and the related statements of operations and cash flows for the years ended June 30, 2003 and 2002 and the statement of stockholders' equity since February 26, 2001 (inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geraco, Inc. as of June 30, 2003 and 2002 and the results of its operations and its cash flows for the years ended June 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   Respectfully Submitted,


                                                   /s/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
July 15, 2003

                                  GERACO, INC.
                                 BALANCE SHEETS

                                                                                            June 30,
                                                                                    2003                2002
                                                                             ------------------  ------------------

Assets:
Current Assets:
 Cash & Cash Equivalents                                                     $              970  $           25,353
 Inventory                                                                                    -               3,400
                                                                             ------------------  ------------------
     Total Current Assets                                                                   970              28,753
                                                                             ------------------  ------------------


Fixed Assets:
 Computer Equipment                                                                       2,500               2,500
 Less Accumulated Depreciation                                                           (1,250)               (416)
                                                                             ------------------  ------------------
     Net Fixed Assets                                                                     1,250               2,084
                                                                             ------------------  ------------------

     Total Assets                                                            $            2,220  $           30,837
                                                                             ==================  ==================


Liabilities: Accounts Payable                                                $              571  $                -
                                                                             ------------------  ------------------

Stockholders' Equity:

Receivable from Shareholder                                                                   -              (1,980)
Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued at June 30, 2003 and 2002                                                -                   -
Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 5,521,000 shares at June 30, 2003 and 2002                                     5,521               5,521
  Paid-In Capital                                                                        92,994              88,844
 Retained Deficit                                                                       (96,866)            (61,548)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                           1,649              30,837
                                                                             ------------------  ------------------

     Total Liabilities and

       Stockholders' Equity                                                  $            2,220  $           30,837
                                                                             ==================  ==================


         The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                            STATEMENTS OF OPERATIONS

                                                                                      For the Year Ending
                                                                                            June 30,
                                                                                    2003                2002
                                                                             ------------------  ------------------

Sales                                                                        $            5,000  $           25,000
Cost of Sales                                                                             7,214               6,640
                                                                             ------------------  ------------------
Gross Profit                                                                             (2,214)             18,360

Expenses:

   Selling & Marketing                                                                   18,500                   -
   General & Administrative                                                              14,604              79,603
                                                                             ------------------  ------------------

     Net Loss                                                                $          (35,318) $          (61,243)
                                                                             ==================  ==================

Basic & Diluted loss per share                                               $           (0.01)  $           (0.01)
                                                                             ==================  ==================

Weighted Average Shares                                                               5,521,000           4,714,820
                                                                             ==================  ==================














         The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDING JUNE 30, 2003 AND 2002

                                                                                                      Deficit
                                                                                                    Accumulated
                                                                                                       Since
                                                                                                    February 26,
                                                                                                        2001
                                                                                                    Inception of
                                                  Common Stock                    Paid-In           Development
                                           Shares             Par Value           Capital              Stage
                                      -----------------   -----------------  ------------------  ------------------
Balance at June 30, 2001                      4,000,000               4,000              14,365                (305)

January 11, 2002, Common

   Stock Issued for Cash                      1,521,000               1,521              74,479                   -

Net Loss                                              -                   -                   -             (61,243)
                                      -----------------   -----------------  ------------------  ------------------

Balance at June 30, 2002                      5,521,000               5,521              88,844             (61,548)

Contributed Capital                                   -                   -               4,150                   -

Net Loss                                              -                   -                   -             (35,318)
                                      -----------------   -----------------  ------------------  ------------------

Balance at June 30, 2003                      5,521,000   $           5,521  $           92,994  $          (96,866)
                                      =================   =================  ==================  ==================














         The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                For the Year Ending
                                                                                      June 30,
                                                                            2003                   2002
                                                                     -------------------    -------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                                                             $           (35,318)   $           (61,243)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation                                                                      834                    416
   Inventory                                                                       3,400                 (3,400)
   Accounts Payable                                                                  571
                                                                     -------------------    -------------------
  Net Cash Used in Operating Activities                                          (30,513)               (64,227)
                                                                     -------------------    -------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:

Purchase of Equipment                                                                  -                 (2,500)
                                                                     -------------------    -------------------
Net cash provided by Investing Activities                                              -                 (2,500)
                                                                     -------------------    -------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:

Contributed Capital                                                                4,150                      -
Receivable from Shareholder                                                        1,980                 (1,980)
Proceeds from Issuance of Common Stock                                                 -                 76,000
                                                                     -------------------    -------------------
Net Cash Provided by Financing Activities                                          6,130                 74,020
                                                                     -------------------    -------------------

Net (Decrease) Increase in

  Cash and Cash Equivalents                                                      (24,383)                 7,293
Cash and Cash Equivalents
  at Beginning of Period                                                          25,353                 18,060
                                                                     -------------------    -------------------

Cash and Cash Equivalents at End of Period                           $               970    $            25,353
                                                                     ===================    ===================

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

                                  GERACO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE TWO YEARS ENDED JUNE 30, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Geraco, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $96,000 for the period from February 26, 2001 (inception) to June 30, 2003 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

         The Company's future capital requirements will depend on numerous factors including, but not limited to, locating a merger or acquisition candidate and/or acquiring interests in various business opportunities.

         These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern". While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the "going concern" assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

         If the Company were unable to continue as a "going concern", then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

                                  GERACO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE TWO YEARS ENDED JUNE 30, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Continued)

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

                                  GERACO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE TWO YEARS ENDED JUNE 30, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2003 and 2002.

                                  GERACO, INC.
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE TWO YEARS ENDED JUNE 30, 2003 AND 2002

NOTE 2 - INCOME TAXES

         As of June 30, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $96,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

NOTE 3 - COMMITMENTS

         As of June 30, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 4 - RELATED PARTY TRANSACTIONS

         For the two years ended June 30, 2003 and 2002, $8,432 and $17,500 was paid to shareholders of the Company for consulting expenses and auto expenses.