Form 10KSB/A
period 2003-06-30
GERACO INC
filed 2003-11-04
CIK 1156833

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB/A



(Mark One)

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2003
                                               -------------


                        Commission file number: 333-67144


                                  Geraco, Inc.
                                 --------------
                 (Name of small business issuer in its charter)




            Nevada                                      87-1578749
-------------------------------            -------------------------------------
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


Total revenues for fiscal year ended June 30, 2003: $5,000
                                                    -------


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

Results of Operations

         The Company was in the development stage since inception through May 2002. During its development stage, the Company was engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. During May 2002, the Company made its first sales of product and began operations. During th quarter ended March 31, 2003, the Company decided to change the direction it was going and started looking for a merger or acquisition candidate. On April 1, 2003, the Company returned to the development stage. Due to the change in direction of the company during the year ended June 30, 2003, any comparison to prior periods would be misleading and is therefore not presented.

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

Name and Address
of Beneficial Owners /           Nature of               Shares
Directors                        Ownership                Owned              Percent
--------------------------------------------------------------------------------------------
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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

     Exhibit No. Exhibit

     *2.1 Articles of Incorporation

     *2.2 Bylaws

     31.1 Certification  Pursuant  to Section 302 of the  Sarbanes-Oxley  Act of
          2002.

     32.1 Certification  Pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
          2002.

*    Incorporated   herein  by  reference   from   Registrant's   Form  10SB12G,
     Registration Statement, filed August 9, 2001.

ITEM 14. CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10- KSB/A, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB/A contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB/A, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB/A, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB/A.

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


Geraco, Inc.


By:   /s/ Gerald D. Curtis
      Gerald D. Curtis
     President, Secretary, Treasurer and Director
     (Principal Executive and Accounting Officer)


Date: November 3, 2003

                                  GERACO, INC.
                          (A Development Stage Company)

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

Statements of Cash Flows for the
 Years Ended June 30, 2003 and 2002........................................................................F - 5

Notes to Financial Statements..............................................................................F - 6

                          INDEPENDENT AUDITOR'S REPORT

Geraco, Inc.
(A Development Stage Company)

         We have  audited  the  accompanying  balance  sheet of Geraco,  Inc. (A
Development Stage Company) as of June 30, 2003 and 2002, and the related statements of operations and cash flows for the years ended June 30, 2003 and 2002 and the statement of stockholders' equity since February 26, 2001 (inception) to June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                                    Respectfully Submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
July 15, 2003

                                  GERACO, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                                            June 30,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------

Assets:
Current Assets:
 Cash & Cash Equivalents                                                     $              970  $           25,353
                                                                             ------------------  ------------------

Fixed Assets:
 Computer Equipment                                                                       2,500               2,500
 Less Accumulated Depreciation                                                           (1,250)               (416)
                                                                             ------------------  ------------------
     Net Fixed Assets                                                                     1,250               2,084
                                                                             ------------------  ------------------

Net Assets of Discontinued Operations                                                         -               3,400
                                                                             ------------------  ------------------

     Total Assets                                                            $            2,220  $           30,837
                                                                             ==================  ==================


Liabilities: Accounts Payable                                                $              571  $                -
------------
                                                                             ------------------  ------------------

Stockholders' Equity:
Receivable from Shareholder                                                                   -              (1,980)
Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued at June 30, 2003 and 2002                                                -                   -
Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 5,521,000 shares at June 30, 2003 and 2002                                     5,521               5,521
Paid-In Capital                                                                          92,994              88,844
Retained Deficit                                                                        (90,991)            (61,548)
Deficit Accumulated During the Development Stage                                         (5,875)                  -
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                           1,649              30,837
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $            2,220  $           30,837
                                                                             ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                                    Cumulative
                                                                                                  Since April 1,
                                                                                                       2003
                                                                 For the Year Ending               Inception of
                                                                       June 30,                     Development
                                                               2003                2002                Stage
                                                        ------------------  ------------------  -------------------

Sales                                                   $                -  $                -  $                 -
Cost of Sales                                                            -                   -                    -
                                                        ------------------  ------------------  -------------------
Gross Profit                                                             -                   -                    -

Expenses:
   Selling & Marketing                                                   -                   -                    -
   General & Administrative                                          9,351              26,086                1,661
                                                        ------------------  ------------------  -------------------

     Net Loss from Continuing Operations                            (9,351)            (26,086)              (1,661)
                                                        ------------------  ------------------  -------------------

Loss from Discontinued Operations                                  (25,967)            (35,157)              (4,214)
                                                        ------------------  ------------------  -------------------

Net Loss                                                $          (35,318) $          (61,243) $            (5,875)
                                                        ==================  ==================  ===================

Earnings per Share, Basic & Diluted
   Loss from continuing operations                      $                -  $                -
   Loss from discontinued operations                                 (0.01)              (0.01)
                                                        ------------------  ------------------

Loss per Share                                          $           (0.01)  $           (0.01)
                                                        ==================  ==================

Weighted Average Shares                                          5,521,000           4,714,820
                                                        ==================  ==================





   The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDING JUNE 30, 2003 AND 2002

                                                                                                                   Cumulative
                                                                                                                 Since April 1,
                                                                                                                      2003
                                                                                                                  Inception of
                                                Common Stock                  Paid-In            Retained         Development
                                          Shares           Par Value          Capital            Deficit             Stage
                                     ----------------  -----------------  ----------------   ----------------  ------------------
Balance at February 26, 2001
   (inception)                                      -  $               -  $              -   $              -  $                -

June 26, 2001, Common Stock
    Issued for Cash                         4,000,000              4,000            14,060                  -                   -

Contributed Capital Paid for
   Expenses                                         -                  -               305                  -                   -

Net Loss                                            -                  -                 -               (305)                  -
                                     ----------------  -----------------  ----------------   ----------------  ------------------

Balance at June 30, 2001                    4,000,000              4,000            14,365               (305)                  -

January 11, 2002, Common
   Stock Issued for Cash                    1,521,000              1,521            74,479                  -                   -

Net Loss                                            -                  -                 -            (61,243)                  -
                                     ----------------  -----------------  ----------------   ----------------  ------------------

Balance at June 30, 2002                    5,521,000              5,521            88,844            (61,548)                  -

Contributed Capital                                 -                  -             4,150                  -                   -

Net Loss                                            -                  -                 -            (29,443)             (5,875)
                                     ----------------  -----------------  ----------------   ----------------  ------------------

Balance at June 30, 2003                    5,521,000  $           5,521  $         92,994   $        (90,991) $           (5,875)
                                     ================  =================  ================   ================  ==================


   The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                    Cumulative
                                                                                                  Since April 1,
                                                                                                       2003
                                                                  For the Year Ending              Inception of
                                                                        June 30,                   Development
                                                                2003               2002               Stage
                                                          -----------------  -----------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                  $         (35,318) $         (61,243) $           (5,875)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Net Loss from Discontinued Operations                             25,967             35,157               4,214
   Depreciation                                                         834                416                 208
   Accounts Payable                                                     571                  -                 571
                                                          -----------------  -----------------  ------------------

  Net Cash Used in Continuing Activities                             (7,946)           (25,670)               (882)
  Net Cash Used in Discontinued Activities                          (22,567)           (38,557)                  -
                                                          -----------------  -----------------  ------------------
  Net Cash Used in Operating Activities                             (30,513)           (64,227)               (882)
                                                          -----------------  -----------------  ------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Equipment                                                     -             (2,500)                  -
                                                          -----------------  -----------------  ------------------
Net cash provided by Investing Activities                                 -             (2,500)                  -
                                                          -----------------  -----------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital                                                   4,150                  -                 850
Receivable from Shareholder                                           1,980             (1,980)                  -
Proceeds from Issuance of Common Stock                                    -             76,000                   -
                                                          -----------------  -----------------  ------------------
Net Cash Provided by Financing Activities                             6,130             74,020                 850
                                                          -----------------  -----------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                         (24,383)             7,293                 (32)
Cash and Cash Equivalents
  at Beginning of Period                                             25,353             18,060               1,002
                                                          -----------------  -----------------  ------------------

Cash and Cash Equivalents at End of Period                $             970  $          25,353  $              970
                                                          =================  =================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $               -  $               -  $                 -
  Franchise and income taxes                              $               -  $               -  $                 -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE TWO YEARS ENDED JUNE 30, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Geraco, Inc. (A Development Stage Company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $96,000 for the period from February 26, 2001 (inception) to June 30, 2003, is in the development stage and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE TWO YEARS ENDED JUNE 30, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on February 26, 2001. The Company's fiscal year end is June 30.

Nature of Business

         The Company was originally organized as a vehicle to market inspirational greeting cards and gifts. During the third quarter ended March 31, 2003, Management decide to change the direction the Company is going and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. On April 1, 2003, the Company re-entered the development stage.

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

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE TWO YEARS ENDED JUNE 30, 2003 AND 2002

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

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE TWO YEARS ENDED JUNE 30, 2003 AND 2002

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

NOTE 3 - DEVELOPMENT STAGE COMPANY/ GOING CONCERN

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. Continuation of the Company as a going concern is dependent upon obtaining the additional working capital necessary to be successful in its planned activity, and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate for the coming year.

NOTE 4 - COMMITMENTS

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

NOTE 6 - DISCONTINUED OPERATIONS

         During the quarter ended March 31, 2003, Management decided to change the direction the Company it is going and has chosen to abandon the greeting card industry.

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE TWO YEARS ENDED JUNE 30, 2003 AND 2002


NOTE 6 - DISCONTINUED OPERATIONS (Continued)

The assets and liabilities to be disposed of consisted of the following:

                                                                                    April 1,          June 30,
                                                                                      2003              2002
                                                                                ----------------  -----------------

Inventory                                                                       $          4,214  $           3,400
                                                                                ----------------  -----------------
     Total Assets                                                                          4,214              3,400
                                                                                ----------------  -----------------

Liabilities                                                                                    -                  -
                                                                                ----------------  -----------------

Net Assets to be Disposed of                                                    $          4,214  $           3,400
                                                                                ================  =================

         Net Assets to be disposed of have been separately classified in the accompanying balance sheet at June 30, 2002.

         Operating results of this discontinued operations shown separately in the accompanying statements of operations. The operating results of the discontinued operations for the years ended June 30, 2003 and 2002 consisted of:

                                                                                      2003              2002
                                                                                ----------------  -----------------

Revenues                                                                        $          5,000  $          25,000
Cost of Goods Sold                                                                         7,214              6,640
Selling and Administrative                                                                18,500                  -
General and Administrative                                                                 5,253             53,517
                                                                                ----------------  -----------------

Net Loss                                                                        $        (25,967) $         (35,157)
                                                                                ================  =================