Form 10QSB
period 2003-09-30
GERACO INC
filed 2003-11-05
CIK 1156833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2003
                                             ---------------------

       [ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from to

                        Commission file number 333-67144

                                  Geraco, Inc.
        (Exact name of small business issuer as specified in its charter)

            Nevada                                       87-1578749
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                     8114 Ammons Way, Arvada, CO 80005 8749
                     --------------------------------------
                    (Address of principal executive offices)


                                 (303) 949-2598
                            Issuer's telephone number


     (Former name, former address and former fiscal year, if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: October 20, 2003 5,521,000


     Transitional Small Business  Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements




                         INDEPENDENT ACCOUNTANT'S REPORT


Geraco, Inc.
(A Development Stage Company)

         We have reviewed the accompanying balance sheets of Geraco, Inc. (A Development Stage Company) as of September 30, 2003, and the related statement of operations for the three months ended September 30, 2003 and 2002 and the statement of cash flows for the three month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Geraco, Inc. (A Development Stage Company) as of June 30, 2003, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated July 15, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

         Note 1 of the Company's audited financial statements as of June 30, 2003, and for the year then ended discloses that the Company has suffered recurring losses from operations and has no established source of revenue at June 30, 2003. Our auditors' report on those financial statements includes an explanatory paragraph referring to the matters in Note 1 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 1 of the Company's unaudited interim financial statements as of September 30, 2003, and for the three months then ended, the Company has continued to suffer recurring losses from operations and still has no established source of revenue at September 30, 2003. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                    Respectfully Submitted,


                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
October 20, 2003

                                  GERACO, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                               September 30,          June 30,
                                                                                    2003                2003
                                                                             ------------------  ------------------

Assets:
Current Assets:
 Cash & Cash Equivalents                                                     $              938  $              970
                                                                             ------------------  ------------------


Fixed Assets:
 Computer Equipment                                                                       2,500               2,500
 Less Accumulated Depreciation                                                           (1,458)             (1,250)
                                                                             ------------------  ------------------
     Net Fixed Assets                                                                     1,042               1,250
                                                                             ------------------  ------------------

     Total Assets                                                            $            1,980  $            2,220
                                                                             ==================  ==================


Liabilities: Accounts Payable                                                $            1,725  $              571
------------
                                                                             ------------------  ------------------

Stockholders' Equity:
Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued at September 30, 2003 and June 30, 2003                                  -                   -
Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 5,521,000 shares at September 30, 2003
    and June 30, 2003                                                                     5,521               5,521
  Paid-In Capital                                                                        93,565              92,994
  Retained Deficit                                                                      (90,991)            (90,991)
  Deficit Accumulated During the Development Stage                                       (7,840)             (5,875)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                             255               1,649
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $            1,980  $            2,220
                                                                             ==================  ==================

   The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                     Cumulative
                                                                                                   Since April 1,
                                                                                                        2003
                                                               For the Three Months Ended           Inception of
                                                                      September 30,                 Development
                                                                2003                2002               Stage
                                                          -----------------  ------------------  ------------------

Sales                                                     $               -  $                -  $                -
Cost of Sales                                                             -                   -                   -
                                                          -----------------  ------------------  ------------------
Gross Profit                                                              -                   -                   -

Expenses:
   Selling & Marketing                                                    -                   -                   -
   General & Administrative                                           1,965               4,982               3,626
                                                          -----------------  ------------------  ------------------

     Net Loss from Continuing Operations                             (1,965)             (4,982)             (3,626)
                                                          -----------------  ------------------  ------------------

Loss from Discontinued Operations                                         -              (9,500)             (4,214)
                                                          -----------------  ------------------  ------------------

Net Loss                                                  $          (1,965) $          (14,482) $           (7,840)
                                                          =================  ==================  ==================

Earnings per Share, Basic & Diluted
   Income from continuing operations                      $               -  $                -
   Income (Loss) from discontinued operations                             -                   -

 Income (Loss) per Share                                  $               -  $                -
                                                          =================  ==================

Weighted Average Shares                                           5,521,000           5,521,000
                                                          =================  ==================






   The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Cumulative
                                                                                                 Since July 1,
                                                                                                     2003
                                                             For the Three Months Ended          Inception of
                                                                   September 30,                  Development
                                                              2003                2002               Stage
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                               $           (1,965) $          (14,482) $          (7,840)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Net Loss from Discontinued Operations                                -               9,500              4,214
   Depreciation                                                       208                 209                416
   Accounts Payable                                                 1,154                   -              1,725
                                                       ------------------  ------------------  -----------------

  Net Cash Used in Continuing Activities                             (603)             (4,773)            (1,485)
  Net Cash Used in Discontinued Activities                              -              (9,800)                 -
                                                       ------------------  ------------------  -----------------
  Net Cash Used in Operating Activities                              (603)            (14,573)            (1,485)
                                                       ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment                                                   -                   -                  -
                                                       ------------------  ------------------  -----------------
Net cash provided by Investing Activities                               -                   -                  -
                                                       ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital                                                   571                   -              1,421
Receivable from Shareholder                                             -                   -                  -
Proceeds from Issuance of Common Stock                                  -                   -                  -
                                                       ------------------  ------------------  -----------------
Net Cash Provided by Financing Activities                             571                   -              1,421
                                                       ------------------  ------------------  -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                           (32)            (14,573)               (64)
Cash and Cash Equivalents
  at Beginning of Period                                              970              25,353              1,002
                                                       ------------------  ------------------  -----------------

Cash and Cash Equivalents at End of Period             $              938  $           10,780  $             938
                                                       ==================  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                             $                -  $                -  $               -
  Franchise and income taxes                           $                -  $                -  $               -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Geraco, Inc. (A Development Stage Company) is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of September 30, 2003 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $99,000 for the period from February 26, 2001 (inception) to September 30, 2003 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Operations and Going Concern (Continued)
--------------------------------------

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

Nature of Business

         The Company was originally organized as a vehicle to market inspirational greeting cards and gifts. During the third quarter ended March 31, 2003, Management decided to change the direction the Company is going and is now looking for a merger or acquisition candidate. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. On July 1, 2003, the Company re-entered the development stage.

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

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2003 and 2002.

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

NOTE 2 - INCOME TAXES

         As of September 30, 2003, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $99,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

NOTE 4 - COMMITMENTS

         As of September 30, 2003, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - RELATED PARTY TRANSACTIONS

         For the three months ended September 30, 2003 and 2002, $0 and $5,190 was paid to shareholders of the Company for consulting expenses and auto expenses.

NOTE 6 - DISCONTINUED OPERATIONS

         During the quarter ended March 31, 2003, Management decided to change the direction the Company it is going and has chosen to abandon the greeting card industry.

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

NOTE 6 - DISCONTINUED OPERATIONS (Continued)

         The assets and liabilities disposed of, consisted of the following:

                                                                                                      April 1,
                                                                                                        2003
                                                                                                  -----------------

Inventory                                                                                         $           4,214
                                                                                                  -----------------
     Total Assets                                                                                             4,214
                                                                                                  -----------------

Liabilities                                                                                                       -
                                                                                                  -----------------

Net Assets Disposed of                                                                            $           4,214
                                                                                                  =================

         Operating results of this discontinued operations for the three months ended September 30, 2002 are shown separately in the accompanying statement of operations. The operating results of the discontinued operations for the three months ended September 30, 2003 and 2002 consisted of:

                                                                                      2003              2002
                                                                                ----------------  -----------------

Revenues                                                                        $              -  $           5,000
Cost of Goods Sold                                                                             -              3,000
Selling and Administrative                                                                     -             11,500
                                                                                ----------------  -----------------

Net Income (Loss)                                                               $              -  $          (9,500)
                                                                                ================  =================

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended June 30, 2003.

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

Results of Operations -For the quarter ended September 30, 2003 compared to the same period in 2002 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

         The Company had no sales and sales revenues for the three months ended September 30, 2003 and $5,000 for the three months ended September 30, 2002. Revenues consisted of the sale of artwork that cost $3,000.

         The Company had no selling and marketing expenses for the three months ended September 30, 2003 compared to $11,500 for the three months ended September 30, 2002. General and administrative expenses were $1,965 for the three months ended September 30, 2003 and $4,982 for the three months ended September 30, 2002.

         The Company recorded a net loss of $1,965 for the three months ended September 30, 2003 compared to a net loss of $14,482 for the same period in 2002.

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

None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

         The following exhibits are included as part of this report:

Exhibit
Number            Title of Document


31 Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

         The Company did not file a report on Form 8-K during the three months ended September 30, 2003.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GERACO, INC.
                                  (Registrant)



DATE: November 3, 2003             By: /s/ Gerald D. Curtis
                                   ---------------------------------------------
                                   Gerald D. Curtis
                                   President, Secretary, Treasurer and Financial
                                   Director and Chief Accounting Officer
                                  (Principal Executive & Accounting Officer)