Form 10QSB
period 2004-03-31
GERACO INC
filed 2004-05-17
CIK 1156833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2004
                                -----------------

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



                                 (303) 949-2598
                             ----------------------
                            Issuer's telephone number


(Former name, former address and former fiscal year, if changed since last report.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 13, 2004 5,521,000


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  GERACO, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                 March 31,            June 30,
                                                                                    2004                2003
                                                                             ------------------  ------------------
Assets:
Current Assets:
 Cash & Cash Equivalents                                                     $              874  $              970
                                                                             ------------------  ------------------

Fixed Assets:
 Computer Equipment                                                                       2,500               2,500
 Less Accumulated Depreciation                                                           (1,875)             (1,250)
                                                                             ------------------  ------------------
     Net Fixed Assets                                                                       625               1,250
                                                                             ------------------  ------------------

     Total Assets                                                            $            1,499  $            2,220
                                                                             ==================  ==================


Liabilities: Accounts Payable                                                $            2,750  $              571
------------
                                                                             ------------------  ------------------

Stockholders' Equity:
Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued at March 31, 2004 and June 30, 2003                                      -                   -
Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 5,521,000 shares at March 31, 2004
    and June 30, 2003                                                                     5,521               5,521
  Paid-In Capital                                                                        95,290              92,994
  Retained Deficit                                                                      (90,991)            (90,991)
  Deficit Accumulated During the Development Stage                                      (11,071)             (5,875)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (1,251)              1,649
                                                                             ------------------  ------------------

       Total Liabilities and Stockholders' Equity                            $            1,499  $            2,220
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

                                  GERACO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                             Cumulative
                                                                                                           Since April 1,
                                                                                                                2003
                                      For the Three Months Ended           For the Nine Months Ended        Inception of
                                               March 31,                           March 31,                Development
                                         2004             2003              2004              2003             Stage
                                   ----------------  ---------------   ---------------  ----------------  ----------------

Sales                              $              -  $             -   $             -  $              -  $              -
Cost of Sales                                     -                -                 -                 -                 -
                                   ----------------  ---------------   ---------------  ----------------  ----------------
Gross Profit                                      -                -                 -                 -                 -

Expenses:
   Selling & Marketing                            -                -                 -                 -                 -
   General & Administrative                   1,091            1,091             5,196            12,942             6,857
                                   ----------------  ---------------   ---------------  ----------------  ----------------

Net Loss from
  Continuing Operations                      (1,091)          (1,091)           (5,196)          (12,942)           (6,857)
                                   ----------------  ---------------   ---------------  ----------------  ----------------

Loss from Discontinued
  Operations                                      -                -                 -           (16,500)           (4,214)
                                   ----------------  ---------------   ---------------  ----------------  ----------------

Net Loss                           $         (1,091) $        (1,091)  $        (5,196) $        (29,442) $        (11,071)
                                   ================  ===============   ===============  ================  ================

Earnings per Share, Basic &
   Diluted
Income from continuing
   operations                      $              - $              -  $              - $               -
Income (Loss) from
   discontinued operations                        -                -                 -             (0.01)
                                   ---------------- ----------------  ---------------- -----------------

 Income (Loss) per Share           $              - $              -  $              - $           (0.01)
                                   ================ ================  ================ =================


Weighted Average Shares                   5,521,000        5,521,000         5,521,000         5,521,000
                                   ================ ================  ================ =================


   The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Cumulative
                                                                                                Since April 1,
                                                                                                     2003
                                                             For the Nine Months Ended           Inception of
                                                                     March 31,                    Development
                                                              2004                2003               Stage
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                               $           (5,196) $          (29,442) $         (11,071)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Net Loss from Discontinued Operations                                -              16,500              4,214
   Depreciation                                                       625                 625                833
   Accounts Payable                                                 2,179                 813              2,750
                                                       ------------------  ------------------  -----------------

  Net Cash Used in Continuing Activities                           (2,392)            (11,504)            (3,274)
  Net Cash Used in Discontinued Activities                              -             (18,126)                 -
                                                       ------------------  ------------------  -----------------
  Net Cash Used in Operating Activities                            (2,392)            (29,630)            (3,274)
                                                       ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment                                                   -                   -                  -
                                                       ------------------  ------------------  -----------------
Net cash provided by Investing Activities                               -                   -                  -
                                                       ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital                                                 2,296               3,300              3,146
Receivable from Shareholder                                             -               1,980                  -
Proceeds from Issuance of Common Stock                                  -                   -                  -
                                                       ------------------  ------------------  -----------------
Net Cash Provided by Financing Activities                           2,296               5,280              3,146
                                                       ------------------  ------------------  -----------------

Net (Decrease) Increase in Cash                                       (96)            (24,350)              (128)
Cash at Beginning of Period                                           970              25,353              1,002
                                                       ------------------  ------------------  -----------------

Cash and Cash Equivalents at End of Period             $              874  $            1,003  $             874
                                                       ==================  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                             $                -  $                -  $               -
  Franchise and income taxes                           $                -  $                -  $               -

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

Interim Reporting

         The unaudited financial statements as of March 31, 2004 and for the three and nine month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $102,000 for the period from February 26, 2001 (inception) to March 31, 2004 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2004 and 2003.

NOTE 2 - INCOME TAXES

         As of March 31, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $102,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

                                  GERACO, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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

NOTE 4 - COMMITMENTS

         As of March 31, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - DISCONTINUED OPERATIONS

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
                                                              =================

         Operating results of this discontinued operation for the three and nine months ended March 31, 2003 are shown separately in the accompanying statement of operations. The operating results of the discontinued operations for the three and nine months ended March 31, 2004 and 2003 consisted of:

                                                  Three Months Ended                      Nine Months Ended
                                                       March 31,                              March 31,
                                                2004               2003                2004               2003
                                         ------------------  -----------------   -----------------  -----------------
Revenues                                 $                -  $               -   $               -  $           5,000
Cost of Goods Sold                                        -                  -                   -              3,000
Selling and Administrative                                -                  -                   -             18,500
                                         ------------------  -----------------   -----------------  -----------------
Net Income (Loss)                        $                -  $               -   $               -  $         (16,500)
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

Results of Operations -For the quarter ended March 31, 2004 compared to the same period in 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2004.

         The Company had no sales and sales revenues from continuing operations for the three and nine months ended March 31, 2004 and no sales for the three and nine months ended March 31, 2003 from continuing operations.

         The Company had no selling and marketing expenses from continuing operations for the three and nine months ended March 31, 2004 and three and nine months ended March 31, 2003. General and administrative expenses were $1,091 and $5,196 for the three and nine months ended March 31, 2004 and $1,091and $12,942 for the three and nine months ended March 31, 2003.

         The Company recorded a net loss from continuing operations of $1,091 and $5,196 for the three and nine months ended March 31, 2004 compared to a net loss of $1,091 and $12,942 for the same period in 2003.

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

Item 3.  Controls and Procedures

         The Company's Chief Executive Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

                  (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

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

Reports on Form 8-K

         The Company did not file a report on Form 8-K during the three months ended March 31, 2004.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GERACO, INC.
                                  (Registrant)



DATE: May  14,  2004               By: /s/ Gerald D. Curtis
      --------------               ------------------------------------------
                                   Gerald D. Curtis
                                   President, Secretary, Treasurer and Financial
                                   Director and Chief Accounting Officer
                                  (Principal Executive & Accounting Officer)