Form 10QSB/A
period 2003-09-30
GERACO INC
filed 2004-09-27
CIK 1156833

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

                                NEVADA 87-1578749
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)
                       (IRS EMPLOYER IDENTIFICATION NO.)

                        8114 AMMONS WAY, ARVADA, CO 80005
                  8749 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                             ----------------------

                                 (303) 949-2598
                            ISSUER'S TELEPHONE NUMBER


 (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity,   as  of  the  latest   practical  date:   October  20,  2003  5,521,000
-------------------------------------------

      Transitional Small Business Disclosure Format (check one). Yes ; No X

                                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                   GERACO, INC.
                                           (A Development Stage Company)
                                                  BALANCE SHEETS
                                                    (Unaudited)

                                                                               September 30,          June 30,
                                                                                    2003                2003
                                                                             ------------------  ------------------

Assets:
Current Assets:
 Cash & Cash Equivalents                                                     $              938  $              970
                                                                             ------------------  ------------------

Fixed Assets:
 Computer Equipment                                                                       2,500               2,500
 Less Accumulated Depreciation                                                           (1,458)             (1,250)
                                                                             ------------------  ------------------
     Net Fixed Assets                                                                     1,042               1,250
                                                                             ------------------  ------------------

     Total Assets                                                            $            1,980  $            2,220
                                                                             ==================  ==================

Liabilities:
Accounts Payable                                                             $            1,725  $              571
Related Party Payable                                                                       571                   -
                                                                             ------------------  ------------------

     Total Liabilities                                                                    2,296                 571
                                                                             ------------------  ------------------

Stockholders' Equity:
Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued at September 30, 2003 and June 30, 2003                                  -                   -
Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 5,521,000 shares at September 30, 2003
    and June 30, 2003                                                                     5,521               5,521
  Paid-In Capital                                                                        92,994              92,994
  Retained Deficit                                                                      (90,991)            (90,991)
  Deficit Accumulated During the Development Stage                                       (7,840)             (5,875)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                            (316)              1,649
                                                                             ------------------  ------------------

       Total Liabilities and Stockholders' Equity                            $            1,980  $            2,220
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

                                                   GERACO, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                                 Cumulative
                                                                                                 Since July 1,
                                                                                                     2003
                                                             For the Three Months Ended          Inception of
                                                                   September 30,                  Development
                                                              2003                2002               Stage
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
                                                       ------------------  ------------------  -----------------
Net Loss                                               $           (1,965) $          (14,482) $          (7,840)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Net Loss from Discontinued Operations                                -               9,500              4,214
   Depreciation                                                       208                 209                416
   Accounts Payable                                                 1,154                   -              1,725
                                                       ------------------  ------------------  -----------------

  Net Cash Used in Continuing Activities                             (603)             (4,773)            (1,485)
  Net Cash Used in Discontinued Activities                              -              (9,800)                 -
                                                       ------------------  ------------------  -----------------
  Net Cash Used in Operating Activities                              (603)            (14,573)            (1,485)
                                                       ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment                                                   -                   -                  -
                                                       ------------------  ------------------  -----------------
Net cash provided by Investing Activities                               -                   -                  -
                                                       ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital                                                     -                   -                850
Proceeds from Related Party Payable                                   571                   -                571
Proceeds from Issuance of Common Stock                                  -                   -                  -
                                                       ------------------  ------------------  -----------------
Net Cash Provided by Financing Activities                             571                   -              1,421
                                                       ------------------  ------------------  -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                           (32)            (14,573)               (64)
Cash and Cash Equivalents
  at Beginning of Period                                              970              25,353              1,002
                                                       ------------------  ------------------  -----------------

Cash and Cash Equivalents at End of Period             $              938  $           10,780  $             938
                                                       ==================  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                             $                -  $                -  $               -
  Franchise and income taxes                           $                -  $                -  $               -

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

         During the three months ended September 30, 2003, a shareholder loaned the Company $571 to pay general and administrative expenses. Amounts due to the shareholder accrue interest at the 4.5%, is unsecured and payable on December 31, 2004. The note shall have the option to convert the entire amount or any portion thereof, of the principal into shares of common stock of the Company at a share price equal to the "bid" price of the Company's common stock on the date of the conversion, or in the event the Company has no bid price, the principal shall be converted into 55,000 shares.

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

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB/A, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Quarterly Report on Form 10-QSB/A contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB/A, and

                  (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB/A, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB/A.

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


                                  GERACO, INC.
                                  (Registrant)



DATE: September  24 , 2004



By: /s/ Gerald D. Curtis
-----------------------------------------------------------------
Gerald D. Curtis
President, Secretary, Treasurer and Financial
Director and Chief Accounting Officer
(Principal Executive & Accounting Officer)