Form 10QSB/A
period 2003-12-31
GERACO INC
filed 2004-09-27
CIK 1156833

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

                     8114 AMMONS WAY, ARVADA, CO 80005 8749
                  8749 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                             ----------------------

                                 (303) 949-2598
                            ISSUER'S TELEPHONE NUMBER


   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: January 15, 2004 5,521,000
-------------------------------------------

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                   GERACO, INC.
                                           (A Development Stage Company)
                                                  BALANCE SHEETS
                                                    (Unaudited)

                                                                                December 31,          June 30,
                                                                                    2003                2003
                                                                             ------------------  ------------------

Assets:
Current Assets:
 Cash & Cash Equivalents                                                     $              906  $              970
                                                                             ------------------  ------------------

Fixed Assets:
 Computer Equipment                                                                       2,500               2,500
 Less Accumulated Depreciation                                                           (1,667)             (1,250)
                                                                             ------------------  ------------------
     Net Fixed Assets                                                                       833               1,250
                                                                             ------------------  ------------------

     Total Assets                                                            $            1,739  $            2,220
                                                                             ==================  ==================

Liabilities
Accounts Payable                                                             $            1,900  $              571
Related Party Payable                                                                     2,320                   -
                                                                             ------------------  ------------------

     Total Liabilities                                                                    4,220                 571
                                                                             ------------------  ------------------

Stockholders' Equity:
Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued at December 31, 2003 and June 30, 2003                                   -                   -
Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 5,521,000 shares at December 31, 2003
    and June 30, 2003                                                                     5,521               5,521
  Paid-In Capital                                                                        92,994              92,994
  Retained Deficit                                                                      (90,991)            (90,991)
  Deficit Accumulated During the Development Stage                                      (10,005)             (5,875)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (2,481)              1,649
                                                                             ------------------  ------------------

       Total Liabilities and Stockholders' Equity                            $            1,739  $            2,220
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

                                  GERACO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                            Cumulative
                                                                                                          Since April 1,
                                                                                                               2003
                                      For the Three Months Ended           For the Six Months Ended        Inception of
                                             December 31,                        December 31,               Development
                                         2003             2002              2003             2002              Stage
                                   ---------------- ----------------  ---------------- ----------------- -----------------

Sales                              $              - $              -  $              - $               - $               -
Cost of Sales                                     -                -                 -                 -                 -
                                   ---------------- ----------------  ---------------- ----------------- -----------------
Gross Profit                                      -                -                 -                 -                 -

Expenses:
   Selling & Marketing                            -                -                 -                 -                 -
   General & Administrative                   2,141            6,870             4,106            11,851             5,767
                                   ---------------- ----------------  ---------------- ----------------- -----------------

Other Expense:
   Interest Expense                              24                -                24                 -                24
                                   ---------------- ----------------  ---------------- ----------------- -----------------

Net Loss from
  Continuing Operations                      (2,165)          (6,870)           (4,130)          (11,851)           (5,791)
                                   ---------------- ----------------  ---------------- ----------------- -----------------

Loss from Discontinued
  Operations                                      -           (7,000)                -           (16,500)           (4,214)
                                   ---------------- ----------------  ---------------- ----------------- -----------------

Net Loss                           $         (2,165)$        (13,870) $         (4,130)$         (28,351)$         (10,005)
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

                                  GERACO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Cumulative
                                                                                                Since April 1,
                                                                                                     2003
                                                              For the Six Months Ended           Inception of
                                                                    December 31,                  Development
                                                              2003                2002               Stage
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
                                                       ------------------  ------------------  -----------------
Net Loss                                               $           (4,130) $          (28,351) $         (10,005)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Net Loss from Discontinued Operations                                -              16,500              4,214
   Depreciation                                                       417                 417                625
   Accounts Payable                                                 1,329                 230              1,900
                                                       ------------------  ------------------  -----------------

  Net Cash Used in Continuing Activities                           (2,384)            (11,204)            (3,266)
                                                                                                          =======
  Net Cash Used in Discontinued Activities                              -             (17,314)                 -
                                                       ------------------  ------------------  -----------------
  Net Cash Used in Operating Activities                            (2,384)            (28,518)            (3,266)
                                                                                                          =======
                                                       ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment                                                   -                   -                  -
                                                       ------------------  ------------------  -----------------
Net cash provided by Investing Activities                               -                   -                  -
                                                       ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital                                                     -               4,200                850
Proceeds from Related Party Payable                                 2,320                   -              2,320
Proceeds from Issuance of Common Stock                                  -                   -                  -
                                                       ------------------  ------------------  -----------------
Net Cash Provided by Financing Activities                           2,320               4,200              3,170
                                                       ------------------  ------------------  -----------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                           (64)            (24,318)               (96)
Cash and Cash Equivalents
  at Beginning of Period                                              970              25,353              1,002
                                                       ------------------  ------------------  -----------------

Cash and Cash Equivalents at End of Period             $              906  $            1,035  $             906
                                                       ==================  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                             $                -  $                 -  $              -
  Franchise and income taxes                           $                -  $                 -  $              -

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

         During the six months ended December 31, 2003, a shareholder loaned the Company $2,296 to pay general and administrative expenses. Amounts due to the shareholder accrue interest at the 4.5%, is unsecured and payable on December 31, 2004. The note shall have the option to convert the entire amount or any portion thereof, of the principal into shares of common stock of the Company at a share price equal to the "bid" price of the Company's common stock on the date of the conversion, or in the event the Company has no bid price, the principal shall be converted into 220,000 shares.

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
                                                     =================

         Operating results of this discontinued operations for the three and six months ended December 31, 2002 are shown separately in the accompanying statement of operations. The operating results of the discontinued operations for the three and six months ended December 31, 2003 and 2002 consisted of:

                                                  Three Months Ended                       Six Months Ended
                                                     December 31,                            December 31,
                                                2003               2002                2003               2002
                                         ------------------  -----------------   -----------------  -----------------

Revenues                                 $                 - $                 - $                 -$           5,000
Cost of Goods Sold                                        -                  -                   -              3,000
Selling and Administrative                                -              7,000                   -             18,500
                                         ------------------  -----------------   -----------------  -----------------

Net Income (Loss)                        $                 - $          (7,000)  $                 -$         (16,500)
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

         The Company recorded a net loss from continuing operations of $2,165 and $4,130 for the three and six months ended December 31, 2003 compared to a net loss of $6,870 and $11,851 for the same period in 2002.

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


                                                    GERACO, INC.
                                                    (Registrant)



DATE: September   24, 2004
      --------------------




By: /s/ Gerald D. Curtis
---------------------------------------------
Gerald D. Curtis
President, Secretary, Treasurer and Financial
Director and Chief Accounting Officer
(Principal Executive & Accounting Officer)