Form 10QSB/A
period 2004-03-31
GERACO INC
filed 2004-09-27
CIK 1156833

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 13, 2004 5,521,000
---------------------------------------

         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                                          PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                   GERACO, INC.
                                           (A Development Stage Company)
                                                  BALANCE SHEETS
                                                    (Unaudited)

                                                                                 March 31,            June 30,
                                                                                    2004                2003
                                                                             ------------------  ------------------

Assets:
Current Assets:
 Cash & Cash Equivalents                                                     $              874  $              970
                                                                             ------------------  ------------------

Fixed Assets:
 Computer Equipment                                                                       2,500               2,500
 Less Accumulated Depreciation                                                           (1,875)             (1,250)
                                                                             ------------------  ------------------
     Net Fixed Assets                                                                       625               1,250
                                                                             ------------------  ------------------

     Total Assets                                                            $            1,499  $            2,220
                                                                             ==================  ==================

Liabilities:
Accounts Payable                                                             $            2,750  $              571
Related Party Payable                                                                     2,346                   -
                                                                             ------------------  ------------------

     Total Liabilities                                                                    5,096                 571
                                                                             ------------------  ------------------

Stockholders' Equity:
Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued at March 31, 2004 and June 30, 2003                                      -                   -
Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 5,521,000 shares at March 31, 2004
    and June 30, 2003                                                                     5,521               5,521
  Paid-In Capital                                                                        92,994              92,994
  Retained Deficit                                                                      (90,991)            (90,991)
  Deficit Accumulated During the Development Stage                                      (11,121)             (5,875)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (3,597)              1,649
                                                                             ------------------  ------------------

       Total Liabilities and Stockholders' Equity                            $            1,499  $            2,220
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

                                                   GERACO, INC.
                                           (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                                                                             Cumulative
                                                                                                           Since April 1,
                                                                                                                2003
                                      For the Three Months Ended           For the Nine Months Ended        Inception of
                                               March 31,                           March 31,                Development
                                         2004             2003              2004              2003             Stage
                                   ----------------  ---------------   ---------------  ----------------  ----------------

Sales                              $              -  $             -   $             -  $              -  $              -
Cost of Sales                                     -                -                 -                 -                 -
                                   ----------------  ---------------   ---------------  ----------------  ----------------
Gross Profit                                      -                -                 -                 -                 -

Expenses:
   Selling & Marketing                            -                -                 -                 -                 -
   General & Administrative                   1,091            1,091             5,196            12,942             6,857
                                   ----------------  ---------------   ---------------  ----------------  ----------------

Other Expense:
   Interest                                      26                -                50                 -                50
                                   ----------------  ---------------   ---------------  ----------------  ----------------

Net Loss from
  Continuing Operations                      (1,117)          (1,091)           (5,246)          (12,942)           (6,907)
                                   ----------------  ---------------   ---------------  ----------------  ----------------

Loss from Discontinued
  Operations                                      -                -                 -           (16,500)           (4,214)
                                   ----------------  ---------------   ---------------  ----------------  ----------------

Net Loss                           $         (1,117) $        (1,091)  $        (5,246) $        (29,442) $        (11,121)
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

                                                    GERACO, INC.
                                            (A Development Stage Company)
                                              STATEMENTS OF CASH FLOWS
                                                     (Unaudited)

                                                                                                  Cumulative
                                                                                                Since April 1,
                                                                                                     2003
                                                             For the Nine Months Ended           Inception of
                                                                     March 31,                    Development
                                                              2004                2003               Stage
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
                                                       ------------------  ------------------  -----------------
Net Loss                                               $           (5,246) $          (29,442) $         (11,121)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Net Loss from Discontinued Operations                                -              16,500              4,214
   Depreciation                                                       625                 625                833
   Accounts Payable                                                 2,179                 813              2,750
                                                       ------------------  ------------------  -----------------

  Net Cash Used in Continuing Activities                           (2,442)            (11,504)            (3,324)
  Net Cash Used in Discontinued Activities                              -             (18,126)                 -
                                                       ------------------  ------------------  -----------------
  Net Cash Used in Operating Activities                            (2,442)            (29,630)            (3,324)
                                                       ------------------  ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment                                                   -                   -                  -
                                                       ------------------  ------------------  -----------------
Net cash provided by Investing Activities                               -                   -                  -
                                                       ------------------  ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital                                                     -               3,300                850
Proceeds from Related Party Payable                                 2,346               1,980              2,346
Proceeds from Issuance of Common Stock                                  -                   -                  -
                                                       ------------------  ------------------  -----------------
Net Cash Provided by Financing Activities                           2,346               5,280              3,196
                                                       ------------------  ------------------  -----------------

Net (Decrease) Increase in Cash                                       (96)            (24,350)              (128)
Cash at Beginning of Period                                           970              25,353              1,002
                                                       ------------------  ------------------  -----------------

Cash and Cash Equivalents at End of Period             $              874  $            1,003  $             874
                                                       ==================  ==================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                             $                -  $                -  $               -
  Franchise and income taxes                           $                -  $                -  $               -

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

NOTE 5 - RELATED PARTY TRANSACTIONS

         During the nine months ended March 31, 2004, a shareholder loaned the Company $2,296 to pay general and administrative expenses. Amounts due to the shareholder accrue interest at the 4.5%, is unsecured and payable on December 31, 2004. The note shall have the option to convert the entire amount or any portion thereof, of the principal into shares of common stock of the Company at a share price equal to the "bid" price of the Company's common stock on the date of the conversion, or in the event the Company has no bid price, the principal shall be converted into 220,000 shares.

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

         The Company recorded a net loss from continuing operations of $1,117 and $5,246 for the three and nine months ended March 31, 2004 compared to a net loss of $1,091 and $12,942 for the same period in 2003.

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


                                  GERACO, INC.
                                  (Registrant)



DATE: September  24, 2004
      -------------------




By: /s/ Gerald D. Curtis
-----------------------------------------------------------------
Gerald D. Curtis
President, Secretary, Treasurer and Financial
Director and Chief Accounting Officer
(Principal Executive & Accounting Officer)