Form 10KSB
period 2004-06-30
GERACO INC
filed 2004-09-30
CIK 1156833

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended JUNE 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        Commission file number: 333-67144


                           GERACO, INC.
  ______________________________________________________________
          (Name of Small Business Issuer in its Charter)

        Nevada                                 87-1578749
  ______________________________________________________________
      (State or jurisdiction               (I.R.S. Employer
       of incorporation)                  Identification No.)

                8114 Ammons Way, Arvada, CO 80005
  ______________________________________________________________
           (Address number principal executive offices)

                          (303) 949-2598
  ______________________________________________________________
                   (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes [x] No [ ]; and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X ]  No [ ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year: $0

A market value of the voting stock held by non-affiliates cannot be determined because the registrant does not have an active trading market.

As of August 25, 2004 the registrant had 5,521,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS

                              PART I

Item 1.  Description of Business...........................................3
Item 2.  Description of Property...........................................6
Item 3.  Legal Proceedings.................................................7
Item 4.  Submission of Matters to a Vote of Security Holders...............7

                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Issuer Purchase of Securities.....................................7
Item 6.  Management's Discussion and Analysis or
         Plan of Operation.................................................7
Item 7.  Financial Statements..............................................9
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................21
Item 8A. Controls and Procedures..........................................21
Item 8B. Other Items......................................................21

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act................21
Item 10. Executive Compensation...........................................23
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................23
Item 12. Certain Relationships and Related Transactions...................24
Item 13. Exhibits and Reports on Form 8-K.................................24
Item 14. Principal Accountant Fees and Services...........................24
Signatures................................................................26




                    FORWARD LOOKING STATEMENTS

In this annual report references to "Geraco," "we," "us," and "our" refer to Geraco, Inc.

This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within Geraco's control. These factors include but are not limited to economic conditions generally and in the markets in which Geraco may participate, competition within Geraco's chosen industry, technological advances and failure by Geraco on to successfully develop business relationships.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Company History
---------------

We incorporated under the laws of the state of Nevada on February 26, 2001 as Geraco, Inc. for the purpose of selling inspirational gift cards and gifts from custom manufacturers to retailers, wholesalers and the general public. Pursuant to a registration statement on Form SB-2, declared effective by the Securities and Exchange Commission on October 26, 2001, we raised $76,050 with the offer and sale of 1,521,000 shares of our common stock at $0.05 per share. Proceeds were utilized for our initial business plan of inspirational gifts
and cards.   We were unsuccessful with our efforts, and, during the third quarter of our 2003 fiscal year, we decided to change our business direction to that of identifying and acquiring a favorable business opportunity. We have continued to investigate alternative business opportunities during the 2004 fiscal year.

Our Plan
--------

We are a development stage company with minimal operations and we have had recurring operating losses for the past two fiscal years. Our independent auditors have expressed doubt that we can continue as a going concern unless we obtain financing to continue operations.

Our business plan is to seek, investigate, and, if warranted, acquire an interest in a business opportunity. Our acquisition of a business opportunity may be made by merger, exchange of stock, or otherwise. We have very limited sources of capital, and we probably will only be able to take advantage of one business opportunity. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any preliminary or definitive agreements or understandings with any person concerning an acquisition or merger.

Based on current economic and regulatory conditions, management believes that it is possible, if not probable, for a company like ours, without many assets or liabilities, to negotiate a merger or acquisition with a viable private company. The opportunity arises principally because of the high legal and accounting fees and the length of time associated with the registration process of "going public." However, should any of these conditions change, it is very possible that there would be little or no economic value for anyone taking over control of Geraco.

Our search for a business opportunity will not be limited to any particular geographical area or industry and includes both U.S. and international companies. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors. Our management believes that companies who desire a public market to enhance liquidity for current stockholders or plan to acquire additional assets through issuance of securities rather than for cash will be potential merger or acquisition candidates.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgement. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to Geraco and our stockholders. Should a merger or acquisition prove unsuccessful, it is possible management may decide not to pursue further acquisition activities and management may abandon its activities and we may become dormant or be dissolved.

Our activities are subject to several significant risks which arise primarily as a result of the fact that we have no specific business and may acquire or participate in a business opportunity based on the decision of management which will, in all probability, act without consent, vote, or approval of our stockholders.

It is possible that the range of business opportunities that might be available for consideration by us could be limited by impact of the SEC regulations regarding purchase and sale of "penny stock." Our common stock is not publicly traded at this time and we cannot assure that a market will develop or that a stockholder ever will be able to liquidate his investments without considerable delay, if at all. If a market develops, our shares will likely be subject to the rules of the Penny Stock Suitability Reform Act of 1990. The liquidity of penny stock is affected by specific disclosure procedures required by this Act to be followed by all broker-dealers, including but not limited to, determining the suitability of the stock for a particular customer, and obtaining a written agreement from the customer to purchase the stock. This rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell our securities in any market.

Investigation and Selection of Business Opportunities
-----------------------------------------------------

We anticipate that business opportunities will come to our attention from various sources, including our officers and directors, our stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, investment banking firms, venture capitalists, members of the financial community and others who may present unsolicited proposals. Management expects that prior personal and business relationships may lead to contacts with these various sources.

Our management will analyze the business opportunities; however, none of our management are professional business analysts. (See, Part III, Item 9:
Directors, Executive Officers, . . .) Our management has had no experience with acquisitions or mergers of business opportunities and has not been involved with an initial public offering other than our own offering in late 2001. Due to our management's inexperience with acquisitions and mergers, they may rely on promoters or their affiliates, principal stockholders or associates to assist in the investigation and selection of business opportunities.

Certain conflicts of interest exist or may develop between Geraco and our officers and directors. Our management has other business interests to which they currently devote attention, which mainly consists of their primary employment. They may be expected to continue to devote their attention to these other business interests although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgement in a manner which is consistent with their fiduciary duties to us. In the process of negotiations for an acquisition or merger or determination of consulting fees related to investigation of a business opportunity, our management and/or our principal stockholders may consider their own personal pecuniary benefit rather than the best interests of Geraco's other stockholders.

We presently do not foresee entering into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated.

A decision to participate in a specific business opportunity may be made upon our management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of the business opportunity's new products or marketing concept, the merit of its technological changes, the perceived benefit that it will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, we anticipate that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to substantially shift marketing approaches, significantly expand operations, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for, the implementation of required changes.

In our analysis of a business opportunity we anticipate that management will consider, among other things, the following factors:

     (1) Potential for growth and profitability, indicated by a new technology, anticipated market expansion, or new products;

     (2) Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;

     (3) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on a exchange or on a national automated securities quotation system, such as NASDAQ.

     (4) Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     (5)   The extent to which the business opportunity can be advanced;

     (6) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     (7) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     (8) The cost of our participation as compared to the perceived tangible and intangible values and potential; and

     (9) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

No one factor described above will be controlling in the selection of a business opportunity. Management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potential business opportunities may occur in many different industries and at various stages of development.

Thus, the task of comparative investigation and analysis of such business opportunities will be extremely difficult and complex. Potential investors must recognize that because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Form of Acquisition
-------------------

We cannot predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our needs and desires and those of the promoters of the opportunity. The legal structure or method deemed by management to be suitable will be selected based upon our review and our relative negotiating strength. Such methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other forms of organizations. We may be required to merge, consolidate or reorganize with other corporations or forms of business organizations. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by our stockholders.

We likely will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that issuance of additional shares also may be done simultaneously with a sale or transfer of shares representing a controlling interest by current principal stockholders.

Competition
-----------

We expect to encounter substantial competition in our effort to locate attractive opportunities. Business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals will be our primary competition. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will be in a better position than we are to obtain access to attractive business opportunities. We also will experience competition from other companies similar to ours, many of which may have more funds available for such transactions.

Employees
---------

We currently have no employees. Our management expects to confer with consultants, attorneys and accountants as necessary. We do not anticipate a need to engage any full-time employees so long as we are seeking and evaluating business opportunities.


ITEM 2: DESCRIPTION OF PROPERTY

We do not currently own or lease any property. Until we pursue a viable business opportunity and recognize income, we will not seek independent office space.

ITEM 3: LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2004 fiscal year.


                             PART II


ITEM 5: MARKET PRICE FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF SECURITIES

Market, Holders and Dividends
------------------------------

Our common stock is not listed on a public market as of the date of this filing. We have approximately 66 stockholders of record holding 5,521,000 common shares. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities
----------------------------------------

There have been no sales of unregistered securities during the period covered by this report that have not been previously reported.

Issuer Purchase of Securities
-----------------------------

None.

Securities Authorized for Issuance under Equity Compensation Plans
-------------------------------------------------------------------

None.


ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General
-------

We are a development stage company with nominal assets of $1,508, liabilities totaling $5,387 and losses since inception. During our third quarter of 2003, we abandoned our greeting card business and changed our business direction to that of actively seeking an operating company to acquire or merge with which will create necessary operating revenue. We are in the process of attempting to identify and acquire such a favorable business opportunity. We have not entered into any agreement, nor are we are party to any commitment or understanding to enter into or become engaged in a transaction as of the date of this filing. Management continues to investigate, review, and evaluate business opportunities as they become available and will seek to acquire or become engaged in business opportunities at such time as specific opportunities warrant.

Results of Operations
---------------------

We had no sales or sales revenues from continuing operations for either of our last two fiscal years ended June 30. We had no selling and marketing expenses from continuing operations for the years ended June 30, 2004 and 2003.
General and administrative expenses were $6,171 during our fiscal year ended June 20, 2004 compared to $9,351 in the prior year.

We recorded a net loss from continuing operations of $6,263 during our 2004 fiscal year ended June 30; our fiscal year ended June 30, 2003 saw a net loss from continuing operations of $9,351.

Discontinued Operations
-----------------------

On April 1, 2003, we abandoned our greeting card business and re-entered the development stage. Operating results for the discontinued operations totaled a loss of $25,967 during our fiscal year ended June 30, 2003 and consisted of revenues of $5,000 which were offset by cost of goods totaling $7,214, selling and administrative expenses of $18,500, and general and administrative expenses of $5,253.

Financing Activities
--------------------

We did not have sufficient cash to fund our minimal operations during our fiscal year and accepted a loan for $5,296 from two shareholders. The loans are the subject of two convertible notes due and payable on December 31, 2004. The note holders have the option to convert the note into our common stock at a share price equal to the bid price of our common stock on the date of conversion, or, in the event we have no market for our shares, into 370,000 shares. The note holders can convert at anytime after December 31, 2004 but no later than December 31, 2007.

Liquidity and Capital Resources - Plan of Operation for the Next 12 Months
--------------------------------------------------------------------------

As of June 30, 2004, we had only $1,091 in cash to fund current operations; we therefore cannot satisfy our cash requirements for the next 12 months. The majority of our operating expenses currently are related to our reporting obligations under the Exchange Act. These expenses are related to legal, accounting and professional services required to prepare our reports and the costs of filing the reports with the SEC. We will also continue to incur additional expenses associated with management's efforts to find an acquisition candidate.

We do not have sufficient cash on hand to pay for these services or otherwise fund our operations over the next 12 months. We received a $5,296 loan from shareholders during the fiscal year and management anticipates that the same parties or officers/directors or other third parties will loan us additional funds as needed during the next year. However, we do not have any understandings or written agreements with any party guaranteeing advances or loans.

If we obtain a business opportunity, then it may be necessary to raise additional capital. We likely will sell our common stock to raise this additional capital. We expect to issue such stock pursuant to exemptions provided by federal and state securities laws. The purchasers and manner of issuance will be determined according to our financial needs and the available exemptions. We do not currently intend to make a public offering of our stock. We also note that if we issue more shares of our common stock, then our shareholders may experience dilution in the value per share of their common stock.

Our auditors have issued a "going concern" opinion in Note 1 of our financial statements as well as in their report dated August 25, 2004, which are included in ITEM 7. FINANCIAL STATEMENTS of this Annual Report. In their report, our auditors have indicated that we have suffered recurring losses from operations and have a net capital deficiency which raises substantial doubt as to our ability to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

Our audited financial statements for June 30, 2004 and 2003 begin on the next page.

                           GERACO, INC.
                  (A Development Stage Company)

                               -:-

                   INDEPENDENT AUDITOR'S REPORT

                      JUNE 30, 2004 AND 2003

CONTENTS


                                                            Page

Independent Auditor's Report............................................F - 1

Balance Sheet
  June 30, 2004 and 2003................................................F - 2

Statements of Operations for the
  Years Ended June 30, 2004 and 2003....................................F - 3

Statement of Stockholders' Equity for the
  Period from February 26, 2001 (inception) to June 30, 2004............F - 4

Statements of Cash Flows for the
  Years Ended June 30, 2004 and 2003....................................F - 5

Notes to Financial Statements...........................................F - 6

                   INDEPENDENT AUDITOR'S REPORT

Geraco, Inc.
(A Development Stage Company)

     We have audited the accompanying balance sheet of Geraco, Inc. (A Development Stage Company) as of June 30, 2004 and 2003, and the related statements of operations and cash flows for the years ended June 30, 2004 and 2003, and the cumulative period from April 1, 2003 (inception of development stage) to June 30, 2004, and the statement of stockholders' equity since February 26, 2001 (inception) to June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Geraco, Inc. as of June 30, 2004 and 2003 and the results of its operations and its cash flows for the years ended June 30, 2004 and 2003, and the cumulative period from April 1, 2003 (inception of development stage) to June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

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



                                  Respectfully Submitted,

                                  /s/ Robison, Hill & Co.
                                  ___________________________________
                                  Certified Public Accountants

Salt Lake City, Utah
August 25, 2004

                           GERACO, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS



                                                            June 30,
                                                   ---------------------------
                                                        2004         2003
                                                   ------------- -------------

Assets:
------
Current Assets:
 Cash & Cash Equivalents                           $      1,091  $        970
                                                   ------------- -------------

Fixed Assets:
 Computer Equipment                                       2,500         2,500
 Less Accumulated Depreciation                           (2,083)       (1,250)
                                                   ------------- -------------
     Net Fixed Assets                                       417         1,250
                                                   ------------- -------------

     Total Assets                                  $      1,508  $      2,220
                                                   ============= =============

Current Liabilities:
-------------------
Accounts Payable                                   $        735  $        571
Related Party Payable                                     5,387             -
                                                   ------------- -------------

     Total Liabilities                                    6,122           571
                                                   ------------- -------------
Stockholders' Equity:
--------------------
Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued at June 30, 2004 and 2003                -             -
Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 5,521,000 shares at
    June 30, 2004 and 2003                                5,521         5,521
Paid-In Capital                                          92,994        92,994
Retained Deficit                                        (90,991)      (90,991)
Deficit Accumulated During the Development Stage        (12,138)       (5,875)
                                                   ------------- -------------

     Total Stockholders' Equity                          (4,614)        1,649
                                                   ------------- -------------

     Total Liabilities and Stockholders' Equity    $      1,508  $      2,220
                                                   ============= =============

The accompanying notes are an integral part of these financial statements.

                           GERACO, INC.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
                                                                Cumulative
                                                                Since April 1,
                                                                2003
                                        For the Year Ending     Inception of
                                              June 30,          Development
                                         2004           2003    Stage
                                    ------------- ------------- --------------
Sales                               $          -  $          -  $           -
Cost of Sales                                  -             -              -
                                    ------------- ------------- --------------
Gross Profit                                   -             -              -

Expenses:
   Selling & Marketing                         -             -              -
   General & Administrative                6,171         9,351          7,832
                                    ------------- ------------- --------------
Other Expense:
   Interest Expense                           92             -             92
                                    ------------- ------------- --------------

Net Loss from Continuing Operations       (6,263)       (9,351)        (7,924)
                                    ------------- ------------- --------------

Loss from Discontinued Operations              -       (25,967)        (4,214)
                                    ------------- ------------- --------------

Net Loss                            $     (6,263) $    (35,318) $     (12,138)
                                    ============= ============= ==============
Earnings per Share, Basic & Diluted
   Loss from continuing operations  $          -  $          -
   Loss from discontinued operations           -         (0.01)
                                    ------------- -------------
Loss per Share                      $          -  $      (0.01)
                                    ============= =============

Weighted Average Shares                5,521,000     5,521,000
                                    ============= =============











The accompanying notes are an integral part of these financial statements.



                              GERACO, INC.
                     (A Development Stage Company)
                    STATEMENT OF STOCKHOLDERS' EQUITY
   FOR THE PERIOD FROM FEBRUARY 26, 2001 (INCEPTION) TO JUNE 30, 2004

                                                                              Cumulative
                                                                              Since April 1,
                                                                              2003
                                                                              Inception of
                               Common Stock       Paid-In       Retained      Development
                           Shares      Par Value  Capital       Deficit       Stage
                        ------------- ----------- ------------- ------------- --------------
Balance at
 February 26, 2001
 (inception)                       -  $        -  $          -  $          -  $           -

June 26, 2001, Common
 Stock Issued for Cash     4,000,000       4,000        14,060             -              -

Contributed Capital
 Paid for Expenses                 -           -           305             -              -

Net Loss                           -           -             -          (305)             -
                        ------------- ----------- ------------- ------------- --------------

Balance at June 30, 2001   4,000,000       4,000        14,365          (305)             -

January 11, 2002, Common
 Stock Issued for Cash     1,521,000       1,521        74,479             -              -

Net Loss                           -           -             -       (61,243)             -
                        ------------- ----------- ------------- ------------- --------------

Balance at June 30, 2002   5,521,000       5,521        88,844       (61,548)             -

Contributed Capital                -           -         4,150             -              -

Net Loss                           -           -             -       (29,443)        (5,875)
                        ------------- ----------- ------------- ------------- --------------

Balance at June 30, 2003   5,521,000       5,521        92,994       (90,991)        (5,875)

Net Loss                           -           -             -             -         (6,263)
                        ------------- ----------- ------------- ------------- --------------

Balance at June 30, 2004   5,521,000  $    5,521  $     92,994  $    (90,991) $     (12,138)
                        ============= =========== ============= ============= ==============




The accompanying notes are an integral part of these financial statements.









                              GERACO, INC.
                     (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS


                                                                            Cumulative
                                                                            Since April 1,
                                                                            2003
                                                    For the Year Ending     Inception of
                                                          June 30,          Development
                                                     2004           2003    Stage
                                                ------------- ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                        $     (6,263) $    (35,318) $     (12,138)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Net Loss from Discontinued Operations                   -        25,967          4,214
   Depreciation                                          833           834          1,041
   Accounts Payable                                      164           571            735
                                                ------------- ------------- --------------

  Net Cash Used in Continuing Activities              (5,266)       (7,946)        (6,148)
  Net Cash Used in Discontinued Activities                 -       (22,567)             -
                                                ------------- ------------- --------------
  Net Cash Used in Operating Activities               (5,266)      (30,513)        (6,148)
                                                ------------- ------------- --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by Investing Activities                  -             -              -
                                                ------------- ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital                                        -         4,150            850
Receivable from Shareholder                                -         1,980              -
Proceeds from Shareholder                              5,387             -          5,387
Proceeds from Issuance of Common Stock                     -             -              -
                                                ------------- ------------- --------------
Net Cash Provided by Financing Activities              5,387         6,130          6,237
                                                ------------- ------------- --------------
Net (Decrease) Increase in
  Cash and Cash Equivalents                              121       (24,383)            89

Cash and Cash Equivalents
  at Beginning of Period                                 970        25,353          1,002
                                                ------------- ------------- --------------

Cash and Cash Equivalents at End of Period      $      1,091  $        970  $       1,091
                                                ============= ============= ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                      $          -  $          -  $           -
  Franchise and income taxes                    $          -  $          -  $           -


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

Nature of Operations and Going Concern
--------------------------------------

     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

     Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $103,000 for the period from February 26, 2001 (inception) to June 30, 2004, is in the development stage and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

Organization and Basis of Presentation
--------------------------------------

      The Company was incorporated under the laws of the State of Nevada on February 26, 2001. The Company's fiscal year end is June 30.

                           GERACO, INC.
                  (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Nature of Business
------------------

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

Cash and Cash Equivalents
--------------------------

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Property and Equipment
----------------------

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

                           GERACO, INC.
                 (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

Pervasiveness of Estimates
--------------------------

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

Concentration of Credit Risk
-----------------------------

       The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

Loss per Share
--------------

       Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at June 30, 2004 and 2003.

NOTE 2 - INCOME TAXES

       As of June 30, 2004, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $103,000 that may be offset against future taxable income through 2022. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry forwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

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

                           GERACO, INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS

NOTE 4 - COMMITMENTS

      As of June 30, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - RELATED PARTY TRANSACTIONS

      For the two years ended June 30, 2004 and 2003, $0 and $8,432 was paid to shareholders of the Company for consulting expenses and auto expenses.

      During the year ended June 30, 2004, shareholders loaned the Company $5,296 to pay general and administrative expenses. Amounts due to the shareholder accrue interest at the 4.5%, is unsecured and payable on December 31, 2004. The note shall have the option to convert the entire amount or any portion thereof, of the principal into shares of common stock of the Company at a share price equal to the "bid" price of the Company's common stock on the date of the conversion, or in the event the Company has no bid price, the principal shall be converted into 370,000 shares.

NOTE 6 - DISCONTINUED OPERATIONS

      During the quarter ended March 31, 2003, Management decided to change the direction the Company it was going and has chosen to abandon the greeting card industry.

      Operating results of this discontinued operations shown separately in the accompanying statements of operations. The operating results of the discontinued operations for the years ended June 30, 2004 and 2003 consisted of:

                                                      2004        2003
                                                 ------------ -------------
Revenues                                         $         -  $      5,000
Cost of Goods Sold                                         -         7,214
Selling and Administrative                                 -        18,500
General and Administrative                                 -         5,253
                                                 ------------ -------------

Net Loss                                         $         -  $    (25,967)
                                                 ============ =============

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

Our President, who acts in the capacity of principal executive officer and principal financial officer, has reevaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and determined that there continued to be no significant deficiencies in these procedures. Also, there were no changes made or corrective actions to be taken related to our internal control over financial reporting.


ITEM 8B: OTHER INFORMATION

Not applicable


                             PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.


Name                Age      Position Held                      Director Since
------------------  -------  --------------------------------   --------------
Gerald D. Curtis     70      Director, President,               Feb. 2001
                             Secretary/Treasurer
                             Principal Executive and
                             Financial Officer

Brian Curtis         42      Director, Vice President           Feb. 2001


GERALD D. CURTIS, D.D.S. serves as our President, Secretary and Treasurer and Chairman of The Board of Directors, and has done so since Geraco's inception. He is also our Principal Executive, Financial and Accounting officer. Dr. Curtis practiced dentistry until July 1999, when he sold his dental practice. At that time he retired from dentistry and joined Altrimega Health Corporation in August of 1999 through April 2001 when he resigned. Altrimega Health Corporation is a start-up company which is attempting to develop health and nutritional products. Prior to this Dr. Curtis practiced dentistry in Salt Lake City, Utah for almost 40 years. He completed his undergraduate studies at the University of Utah in Salt Lake City. He obtained his D.D.S. degree at the University of Kansas City in Kansas City, Missouri in 1959.

BRIAN CURTIS, serves as our Vice-President and Director, and has done so since inception. In addition to his duties as an officer and director of Geraco, Mr. Curtis works as a full time fabrication design specialist for Boeing Corporation. He has worked at Boeing since March of 1995.

Term of Office
--------------

The term of office for each director is one year, or until his successor is elected and qualified at our annual meeting of shareholders, subject to ratification by the shareholders. The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the Board.

Family Relationships
--------------------

Gerald Curtis is the father of Brian Curtis.

Audit Committee Financial Expert
--------------------------------

Because we have minimal operations we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

We do not have a class of securities registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are not subject to the provisions of
Section 16(a).

Code of Ethics
--------------

Due to the fact that we have minimal operations, we have not adopted a code of ethics for our principal executive and financial officers. Our board of directors will revisit this issue in the future to determine if adoption of a code of ethics is appropriate. In the meantime, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

No Involvement in Certain Legal Proceedings
-------------------------------------------

During the past five years, neither of our executive officers/directors:

..    has filed a petition under federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

..    was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

..    was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting his/her involvement in any type of business, securities or banking activities;

..    was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.


ITEM 10: EXECUTIVE COMPENSATION

Our named executive officers have not received any cash compensation, bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights in excess of $100,000 during the past three fiscal years. Gerald Curtis, who acts in the capacity similar to Chief Executive Officer did not receive any compensation during the year ended June 30, 2004. We have not entered into employment contracts with our executive officers and their compensation, if any, will be determined at the discretion of our Board of Directors.

Compensation of Directors
-------------------------

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as indicated by footnote, the persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 5,521,000 shares of common stock outstanding as of August 25, 2004.

                            MANAGEMENT
                            ----------

Name and Address of            Number of Shares of
Beneficial Owners              Common Stock            Percentage of Class
-----------------------------  -------------------     -------------------
Gerald D Curtis
8434 68th Street, Arvada CO        2,000,000                    36.22%

Brian Curtis                               0                        0%

All Executive Officers
and Directors as a Group
(2 persons)                        2,000,000                    36.22%


                    CERTAIN BENEFICIAL OWNERS
                     ------------------------

Name and Address of            Number of Shares of
Beneficial Owners              Common Stock            Percentage of Class
----------------------------   -------------------     -------------------
Dustin Graves
396 Howard Hughes Parkway
Las Vegas, NV                      1,000,000                    18.11%

Francis Miller
3851 S EaglePoint
Holladay, UT                         966,500                    17.51%

Gerald D Curtis
8434 68th Street, Arvada CO        2,000,000                    36.22%



ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
---------
 3.1     Articles of Incorporation *
 3.2     Bylaws *
10.1     Convertible Note: $3,000, dated May 10, 2004
10.2     Convertible Note: $2,296, dated October 6, 2003
31.1     Principal Executive Officer Certification
31.2     Principal Financial Officer Certification
32.1     Section 1350 Certification

* Filed with the Securities and Exchange Commission as part of the initial Form SB-2 Registration Statement on August 9, 2001, as Exhibits 2.1 and 2.2

Reports on 8-K
--------------

None

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee
---------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of our annual financial statement and review of financial statements included in our reports on Form 10-QSB and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $ 6,047 for our year ended June 30, 2003 and $ 5,065 for our fiscal year ended June 30, 2004.

Audit-Related Fees
------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $0 for our years ended June 30, 2004 and 2003.

Tax Fees
--------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $83 for fiscal year ended June 30, 2003 and $85 for fiscal year ended June 30, 2004 and consisted of tax preparation services.

All Other Fees
---------------

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September 29, 2004             GERACO, INC,

                                      /s/ Gerald D. Curtis
                                  By:_________________________________________
                                     Gerald D. Curtis
                                     President, Secretary/Treasurer & Director
                                     Principal Executive and Financial and
                                     Accounting Officer



In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


September 29, 2004                    /s/ Gerald D. Curtis
                                  By:_________________________________________
                                     Gerald D. Curtis
                                     President, Secretary/Treasurer & Director
                                     Principal Executive and Financial and
                                     Accounting Officer