Form 10QSB
period 2004-09-30
GERACO INC
filed 2004-11-10
CIK 1156833

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 2004
                                             ---------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 8, 2004 5,521,000


         Transitional  Small Business  Disclosure Format (check one). Yes ; No X

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                  GERACO, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                               (Unaudited)
                                                                               September 30,          June 30,
                                                                                    2004                2004
                                                                             ------------------  ------------------
Assets:
Current Assets:
 Cash & Cash Equivalents                                                     $            1,047  $            1,091
                                                                             ------------------  ------------------

Fixed Assets:
 Computer Equipment                                                                       2,500               2,500
 Less Accumulated Depreciation                                                           (2,292)             (2,083)
                                                                             ------------------  ------------------
     Net Fixed Assets                                                                       208                 417
                                                                             ------------------  ------------------

     Total Assets                                                            $            1,255  $            1,508
                                                                             ==================  ==================

Current Liabilities:
Accounts Payable                                                             $            1,240  $              735
Related Party Payable                                                                     5,452               5,387
                                                                             ------------------  ------------------

     Total Liabilities                                                                    6,692               6,122
                                                                             ------------------  ------------------

Stockholders' Equity:
Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued at September 30, 2004 and June 30, 2004                                  -                   -
Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 5,521,000 shares at September 30, 2004 and
    June 30, 2004                                                                         5,521               5,521
Paid-In Capital                                                                          92,994              92,994
Retained Deficit                                                                        (90,991)            (90,991)
Deficit Accumulated During the Development Stage                                        (12,961)            (12,138)
                                                                             ------------------  ------------------

     Total Stockholders' Equity                                                          (5,437)             (4,614)
                                                                             ------------------  ------------------

     Total Liabilities and
       Stockholders' Equity                                                  $            1,255  $            1,508
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

                                  GERACO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                                    Cumulative
                                                                                                  Since April 1,
                                                                                                       2003
                                                              For the Three Months Ended           Inception of
                                                                    September 30,                   Development
                                                               2004                2003                Stage
                                                        ------------------  ------------------  -------------------

Sales                                                   $                -  $                -  $                 -
Cost of Sales                                                            -                   -                    -
                                                        ------------------  ------------------  -------------------
Gross Profit                                                             -                   -                    -

Expenses:
   Selling & Marketing                                                   -                   -                    -
   General & Administrative                                            759               1,965                8,591
                                                        ------------------  ------------------  -------------------

Other Expense:
   Interest Expense                                                     64                   -                  156
                                                        ------------------  ------------------  -------------------

Net Loss from Continuing Operations                                   (823)             (1,965)              (8,747)
                                                        ------------------  ------------------  -------------------

Loss from Discontinued Operations                                        -                   -               (4,214)
                                                        ------------------  ------------------  -------------------

Net Loss                                                $             (823) $           (1,965) $           (12,961)
                                                        ==================  ==================  ===================

Earnings per Share, Basic & Diluted
   Loss from continuing operations                      $                -  $                -
   Loss from discontinued operations                                     -                   -
                                                        ------------------  ------------------

Loss per Share                                          $                -  $                -
                                                        ==================  ==================

Weighted Average Shares                                          5,521,000           5,521,000
                                                        ==================  ==================







   The accompanying notes are an integral part of these financial statements.

                                  GERACO, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Cumulative
                                                                                                Since April 1,
                                                                                                     2003
                                                             For the Three Months Ended          Inception of
                                                                    September 30,                 Development
                                                               2004               2003               Stage
                                                        ------------------  -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                $             (823) $          (1,965) $         (12,961)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Net Loss from Discontinued Operations                                 -                  -              4,214
   Depreciation                                                        209                208              1,250
   Accounts Payable                                                    506              1,154              1,241
   Accrued Interest                                                     64                  -                 64
                                                        ------------------  -----------------  -----------------

  Net Cash Used in Continuing Activities                               (44)              (603)            (6,192)
  Net Cash Used in Discontinued Activities                               -                  -                  -
                                                        ------------------  -----------------  -----------------
  Net Cash Used in Operating Activities                                (44)              (603)            (6,192)
                                                        ------------------  -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided by Investing Activities                                -                  -                  -
                                                        ------------------  -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributed Capital                                                      -                  -                850
Receivable from Shareholder                                              -                  -                  -
Proceeds from Shareholder                                                -                571              5,387
Proceeds from Issuance of Common Stock                                   -                  -                  -
                                                        ------------------  -----------------  -----------------
Net Cash Provided by Financing Activities                                -                571              6,237
                                                        ------------------  -----------------  -----------------

Net (Decrease) Increase in Cash                                        (44)               (32)                45
Cash at Beginning of Period                                          1,091                970              1,002
                                                        ------------------  -----------------  -----------------

Cash and Cash Equivalents at End of Period              $            1,047  $             938  $           1,047
                                                        ==================  =================  =================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                              $                -  $               -  $               -
  Franchise and income taxes                            $                -  $               -  $               -

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

         Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $104,000 for the period from February 26, 2001 (inception) to September 30, 2004, is in the development stage and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

Loss per Share

         Basic loss per share has been computed by dividing the loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at September 30, 2004 and 2003.

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

NOTE 4 - COMMITMENTS

         As of September 30, 2004, all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

         As of September 30, 2004 and December 31, 2003, the Company owed $5,452 and $5,387 in connection with these loans.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended June 30, 2004.

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

RESULTS OF OPERATIONS -For the quarter ended September 30, 2004 compared to the same period in 2003 are not necessarily indicative of the results that may be expected for the year ended June 30, 2005.

         The Company had no sales and sales revenues from continuing operations for the three and nine months ended September 30, 2004 and no sales for the three and nine months ended September 30, 2003 from continuing operations.

         The Company had no selling and marketing expenses from continuing operations for the three months ended September 30, 2004 and three and nine months ended September 30, 2003. General and administrative expenses were $759 for the three months ended September 30, 2004 and $1,965 for the three months ended September 30, 2003.

         The Company recorded a net loss from continuing operations of $823 for the three months ended September 30, 2004 compared to a net loss of $1,965 for the same period in 2003.

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

REPORTS ON FORM 8-K

         The Company did not file a report on Form 8-K during the three months ended September 30, 2004.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  GERACO, INC.
                                  (Registrant)



DATE: November  9, 2004           By: /s/ Gerald D. Curtis
      ------------------           ---------------------------------------------
                                   Gerald D. Curtis
                                   President, Secretary, Treasurer and Financial
                                   Director and Chief Accounting Officer
                                   (Principal Executive & Accounting Officer)