Form 10QSB
period 2004-12-31
HUTTON HOLDINGS CORP
filed 2005-02-14
CIK 1156833

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: December 31, 2004

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ______________to________________


                 Commission file number 333-67144


                   HUTTON HOLDINGS CORPORATION
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

                  Nevada                     87-1578749
       -------------------------------   --------------------------------
       (State or other jurisdiction of   (IRS Employer Identification No.)
        incorporation or organization)


       3851 So. Eaglepoint Dr., Salt Lake City, Utah 84109
       ---------------------------------------------------
             (Address of principal executive offices)


                          (801)-244-2423
                    --------------------------
                   (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [  ]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: December 31, 2004 - 25,521,000 common shares $0.001.

Transitional Small Business Disclosure Format (check one). Yes [ ]  No [X]

                           FORM 10-QSB
                   HUTTON HOLDINGS CORPORATION


                              INDEX
                                                                     Page
                  PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS ................................3

         Condensed Consolidated Balance Sheets December 31, 2004........4

         Condensed Consolidated Statements of Operations for the
         three and six months ended December 31, 2004 and 2003..........5

         Condensed Consolidated Statement of Cash Flows for the
         Six Months Ended December 31, 2004 and 2003 ...................7

         Notes to Condensed Consolidated Financial Statements...........8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................9

ITEM 3.  CONTROLS AND PROCEDURES.......................................12



                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.............................................12

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...12

ITEM 3.  DEFAULTS IN SENIOR SECURITIES.................................12

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........12

ITEM 5.  OTHER INFORMATION ............................................12

ITEM 6.  EXHIBITS......................................................13

SIGNATURES.............................................................14

                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and six-month periods ended December 31, 2004 and 2003, the proforma statements of operations for the three month period ended September 30, 2004 and the proforma statements of operations for the year ended June 30, 2004 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the six-month period ended December 31, 2004 are not necessarily indicative of results to be expected for any subsequent period.






                   Hutton Holdings Corporation

      Including the accounts of its wholly-owned subsidiary
                 Hutton Financial Services, Inc.

           Condensed Consolidated Financial Statements

                        December 31, 2004

                   Hutton Holdings Corporation
               Condensed Consolidated Balance Sheet

                              ASSETS

                                                          Unaudited
                                                          December 31,
                                                          2004
                                                          -------------
Current Assets

   Cash                                                   $      3,813
                                                          -------------
     Total Current Assets                                        3,813

Equipment, net                                                   2,560
                                                          -------------

TOTAL ASSETS                                              $      6,373
                                                          =============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

   Related party payable                                  $     17,944
                                                          -------------
     Total Current Liabilities                                  17,944

Long-term liabilities                                                -
                                                          -------------
     Total Liabilities                                          17,944


Stockholders' Deficit

   Preferred stock                                                   -

   Common stock                                                 25,521

   Additional paid in capital                                  (16,997)

   Accumulated deficit                                         (20,095)
                                                          -------------

     Total Stockholders' Deficit                               (11,571)
                                                          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $      6,373
                                                          =============


                      See accompanying notes

                   Hutton Holdings Corporation
         Condensed Consolidated Statements of Operations
                           (Unaudited)

                                          For the Three      For the Three
                                          Months Ended       Months Ended
                                          December 31, 2004  December 31, 2003
                                          -----------------  -----------------

Revenues                                  $       137,213    $            -

General and administrative expense                134,817              2,141
                                          -----------------  -----------------

Operating Loss                                      2,396             (2,141)

Income taxes                                            -                  -
                                          -----------------  -----------------

Net Income (Loss)                         $         2,396    $        (2,141)
                                          =================  =================

Net Income (Loss) per Share               $          0.00    $         (0.01)
                                          =================  =================
Weighted Average Number of
Shares Outstanding                             25,521,000           5,521,000
                                          =================  =================

                      See accompanying notes

                   Hutton Holdings Corporation
         Condensed Consolidated Statements of Operations
                           (Unaudited)

                                          For the Six        For the Six
                                          Months Ended       Months Ended
                                          December 31, 2004  December 31, 2003
                                          -----------------  -----------------
Revenues                                  $       201,983    $             -

General and administrative expense                199,325              4,106
                                          -----------------  -----------------
Operating Loss                                      2,658             (4,106)

Interest income                                         -                  -

Interest expense                                      (64)                 -

Income taxes                                            -                  -
                                          -----------------  -----------------
Net Income (Loss)                         $         2,594    $        (4,106)
                                          =================  =================
Net Income (Loss) per Share               $          0.00    $         (0.01)
                                          =================  =================
Weighted Average Number of
 Shares Outstanding                            25,521,000          5,521,000
                                          =================  ================

                      See accompanying notes

                   Hutton Holdings Corporation
                  [A Development Stage Company]
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)

                                                For the Six    For the Six
                                                Months Ended   Months Ended
                                                December 31,   December 31,
                                                2004           2003
                                                -------------- --------------
Cash Flows Used for Operating Activities:
  Net Loss                                      $       2,594  $      (4,106)

  Adjustments to reconcile net loss to
  net cash used for operating activities:

    Depreciation                                          344            417

    Change in current liabilities                      (4,903)         1,329
                                                -------------- --------------
Net Cash Flows Used for Operating Activities           (1,965)        (2,360)


Cash Flows Used for Investing Activities:

  Purchase of property                                 (2,487)             -
                                                -------------- --------------
Net Cash Flows Used for Investing Activities           (2,487)             -

Cash Flows Provided by Financing Activities

  Contributed capital                                       -          2,296
                                                -------------- ---------------
Net Cash Flows Provided by Financing Activities             -          2,296

Net Increase (Decrease) in Cash                        (4,452)           (64)

Beginning Cash Balance                                  8,265            970
                                                -------------- ---------------

Ending Cash Balance                             $       3,813  $         906
                                                ============== ===============
Supplemental Disclosures:
  Cash paid for interest                        $          64  $           -
  Cash paid for income taxes                    $           -  $           -



                     See accompanying notes

                   Hutton Holdings Corporation

       Notes to Condensed Consolidated Financial Statements
                        December 31, 2004


PRELIMINARY NOTE
----------------

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission.   Certain information and disclosures
normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.

ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In this report, references to "Hutton Holdings," "we," "us," and "our" refer to Hutton Holdings Corporation (formerly Geraco, Inc.).

Safe Harbor for Forward-Looking Statements
------------------------------------------

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

General
-------

We incorporated under the laws of the state of Nevada on February 26, 2001 as Geraco, Inc. for the purpose of selling inspirational gift cards and gifts from custom manufacturers to retailers, wholesalers and the general public. We were unsuccessful with our efforts and during our 2003 fiscal year we began investigating alternative business opportunities. On December 15, 2004, in an arms length transaction not involving any affiliates or related parties, we completed the acquisition of all the issued and outstanding stock of Hutton Financial Services, Inc. ("Hutton Financial"), a Nevada Corporation, in exchange for 20,000,000 restricted shares of our common stock, par value $0.001 per share. Hutton Financial Services, Inc. is now a wholly owned subsidiary. As part of the transaction, we also changed our name to Hutton Holdings Corporation, changed our officers and directors and had a change in control.

Hutton Financial Services, Inc. is in the business of providing mortgage brokering services to individuals buying or refinancing homes. Their primary services include the origination of residential home loans, focusing on FHA streamline refinance loans, conventional home loans for purchase of new homes and the refinance of conventional home loans. The company is now licensed in Utah, Texas, Colorado, New Mexico and Wyoming. Hutton does not currently have an employment agreement in place with Douglas Goff principle officer and director of Hutton, but anticipates entering into an agreement whereby Hutton will continue to provide services to its clientele.

Results of Operations for the Three-Month Period Ended December 31, 2004/2003
-----------------------------------------------------------------------------

We had no revenues during the three months ended December 31, 2003 whereas we had $137,213 in revenues for that same quarter in 2004. This is due to revenues generated by our newly acquired subsidiary Hutton Financial Services. Revenues mostly consist of commissions on mortgage loans. General and administrative expenses during the December 31 three month period ended totaled $134,817 in 2004 and $2,141 in 2003. Again the increased expenses in
2004 are a result of our recent acquisition of Hutton Financial Services.   As
a result, we experienced net income of $2,936 for the three months ended December 31, 2004 compared to a $2,141 net loss during the three month period ended December 31, 2003.

On December 15, 2004, we entered into an agreement and plan of reorganization with Hutton Financial Services, Inc. (Hutton Financial) which became our wholly owned subsidiary. The majority of expenses during the three-month period ended December 31, 2003 consisted of activities conducted by principal officers and included, legal, accounting and other professional fees associated with maintaining minimal operations, searching for business opportunities and complying with reporting obligations. During the three month period ended December 31, 2004, the majority of our expenses were associated with our newly acquired business operations and the expenses associated with the mortgage loan business largely consisting of advertising, commissions, processing fees, etc.

Results of Operations for the Six-Month Periods Ended December 31, 2004/2003
----------------------------------------------------------------------------

We had no revenues during the six months ended December 31, 2003 and revenues during our six months ended December 31, 2004 of $ 201,983; we therefore nearly doubled the revenues in our second quarter when comparing to the first. General and administrative expenses during the period totaled $199,325 in 2004 and $4,106 in 2003. Again expenses were higher in our first quarter than in the second but were proportionately almost the same percentage of revenues between the two. As a result, we experienced net income for the six months ended December 31, 2004 of $2,658 (less an interest expense of $64) compared to a net loss of $4,106 during the six months ended December 31, 2003. Again both the revenues from operations and the increased expenses experienced during our six months ended December 31, 2004 are a result of the newly acquired operations of Hutton Financial Services in mid-December, 2004.

On December 15, 2004, the we entered into an agreement and plan of reorganization with Hutton Financial Services whereby Hutton Financial became our subsidiary and we acquired all of their business operations. The majority of expenses during the six-month period ended December 31, 2003 consisted of activities conducted by principal officers and included legal, accounting and other professional fees associated with conducting minimal business operations, seeking new business opportunities and compliance with our reporting obligations; during the comparative period of 2004, our expenses mostly consisted of expenses associated with the newly acquired mortgage loan business.

Liquidity and Capital Resources
-------------------------------

At December 31, 2004, our total assets were $6,373 and consisted of $3,813 in cash and equipment valued at $2,560. Liabilities at December 31, 2004 totaled $17,944 and consisted of a related party payable. Since inception, we have funded our development, acquisitions and ongoing operations mostly through sales of our common stock. Although our newly acquired business operations have had sufficient cash flow to sustain existing operations we may need to raise additional capital from sales of our equity securities if we need to expand or if revenues from operations become inadequate. There is no assurance we will be able to obtain future debt or equity financing as needed, or that any offered financing terms will be acceptable to us.

Acquisition of Subsidiary through Issuance of Common Stock
-----------------------------------------------------------

We funded the acquisition of our subsidiary through the issuance of common stock. On December 15, 2004 the we issued 20,000,000 shares of common stock for the 100% purchase of Hutton Financial Services. The shares were issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid on the transaction.

Trends and Uncertainties
------------------------

Our prospects must be considered in light of the risks, difficulties, and expenses frequently encountered by companies in their early stage of development, particularly companies in rapidly changing markets such as ours without significant barriers to entrance. To address these risks, we must, among other things, maintain existing and develop new relationships with real estate brokers and potential residential customers in the general public; implement and successfully execute our business and marketing strategy; continue to develop and upgrade transaction-processing systems; provide quality customer service; respond to competitive developments; and attract, retain and motivate qualified personnel. There can be no assurance we will be successful in addressing such risks, and the failure to do so would seriously harm our business, financial condition, and results of operations. Our current and future expense levels are based on our planned operations and estimates of future revenues. Revenue and operating results generally depend upon the volume and timing of mortgages originated and real estate closings completed, which are rather difficult to forecast. In view of the changing nature of both the financial services industry and the overall national economy, we are unable to accurately forecast revenues. Accordingly, we believe that period-to-period comparisons of our operating results are not very meaningful and should not be relied upon as an indication of future performance.

Some of the following conditions could have a material impact on our short or long-term liquidity:

     . general risks associated with providing services in the mortgage lending industries

     .  any failure to obtain additional working capital when needed

     . loss of key personnel and dependence on employees to generate business

     . dependence on favorable lending interest rates and other general economic conditions

     .  lack of market acceptance of our services

     . inability to compete in the intensely competitive nature of mortgage lending businesses

     .  the ability to attract and retain qualified and effective personnel

     .  management of the our growth in an effective manner

     .  and dependence on a healthy national residential housing market.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                   PART II   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered equity securities which have not been reported during the period covered by this report.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 17, 2004, we amended our Articles of Incorporation to effect a name change to Hutton Holdings Corporation. The name change was effected by a consent resolution with 20,000,000 outstanding shares of the Company (or 80%) voting in favor of the Amendment.


ITEM 5.  OTHER INFORMATION

Changes in Registrant's Certifying Accountants
----------------------------------------------

On February 8, 2005, our independent auditors, Robison, Hill & Co. resigned. Robison, Hill & Co. had audited our financials statements for the past two fiscal years ended June 30, 2004 and 2003, and its reports for each of those two fiscal years were modified as to the uncertainty of Hutton Holdings Corporation's (formerly Geraco, Inc.) ability to continue as a going concern. Except for this modification, the reports did not contain an adverse opinion, disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Robison Hill & Co. on any matter regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the past two fiscal years or any subsequent interim period preceding the date of resignation.

The decision to change accountants was approved by our Board of Directors.

On February 8, 2005, we engaged Mantyla McReynolds, LLC as our independent accountants. During the two most recent fiscal years ended June 30, 2004 and 2003, and through February 8, 2005, we did not consult with Mantyla

McReynolds, LLC regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Mantyla McReynolds LLC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or
(ii) any matter that was either the subject of a disagreement or a reportable event.

Filing of Pro Forma Statements & Financial Statements of Hutton Financial
-------------------------------------------------------------------------
Services
--------

On December 20, 2004 we filed a Current Report on Form 8K regarding our acquisition of Hutton Financial Corporation. In this report we indicated that would file under cover of an amended 8K financial information for Hutton Financial as well as proforma financial information within 71 days. This information is being filed with this report as Exhibits 99.1 and 99.2.

ITEM 6.  EXHIBITS

Exhibit
Number                Title
--------------------------------------------------------------------------
 2.0       Agreement and Plan of Reorganization, dated December 15,
           2004 between Geraco, Inc. and Hutton Financial Services,
           Inc. (Filed as part of Form 8K on December 20, 2004.)

 3.1       Articles of Incorporation
           (filed as Exhibit 2.1 to Form SB-2 on August 9, 2001)

 3.2       Certificate of Amendment of Articles of Incorporation
           Filed with the State of Nevada on December 17, 2004
           (filed as Ex 3.1 of Form 8-K/A on January 31, 2004)

 3.3       Bylaws
           (filed as Exhibit 2.2 to Form SB-2 on August 9, 2001)

16.1       Letter of Agreement from Accountant *

31.1       Certification of Principal Executive and Financial
           Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1       Certification of Principal Executive and Financial
           Officer Pursuant to 18 U.S.C Section 1350 as Adopted
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1       Hutton Financial Services Inc. Audited Financial
           Statements for the year ended June 30, 2004 *

99.2       Unaudited Pro Forma Condensed Consolidated Financial
           Statements for June 30, 2004 and September 30, 2004 *

* FILED HEREWITH

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     HUTTON HOLDINGS CORPORATION
                                     (Registrant)



DATE: February 12,  2005
                                     /s/ Douglas Goff
                                  By:_________________________________________
                                     Douglas Goff
                                     President, Chief Executive Office, Chief
                                     Financial Officer and Director