Form 10QSB
period 2005-03-31
HUTTON HOLDINGS CORP
filed 2005-05-16
CIK 1156833

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: MARCH 31, 2005

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

Yes [X]   No [  ]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2005 - 25,521,000 common shares $0.001.

Transitional Small Business Disclosure Format (check one). Yes [ ]  No [X]

                           FORM 10-QSB
                   HUTTON HOLDINGS CORPORATION


                              INDEX
                                                                     Page
                  PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS ................................3

         Condensed Consolidated Balance Sheet March 31, 2005............4

         Condensed Consolidated Statements of Operations for the
         Three Months ended March 31, 2005 and 2004 ....................5

         Condensed Consolidated Statements of Operations for the
         Nine Months ended March 31, 2005 and 2004 .....................6

         Condensed Consolidated Statement of Cash Flows for the
         Nine Months Ended March 31, 2005 and 2004... ..................7

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

ITEM 6.  EXHIBITS......................................................12

SIGNATURES.............................................................14

                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three and nine-month periods ended March 31, 2005 and 2004 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the nine-month period ended March 31, 2005 are not necessarily indicative of results to be expected for any subsequent period.





                   Hutton Holdings Corporation

      Including the accounts of its wholly-owned subsidiary
                 Hutton Financial Services, Inc.

           Condensed Consolidated Financial Statements

                          March 31, 2005

                   Hutton Holdings Corporation

               Condensed Consolidated Balance Sheet

                              ASSETS


                                                             Unaudited
                                                              March 31,
                                                                2005
                                                           -------------
Current Assets
  Cash                                                     $     52,428
                                                           -------------
    Total Current Assets                                         52,428

Equipment, net                                                    7,878

Other Assets                                                     26,031
                                                           -------------
TOTAL ASSETS                                               $     86,337
                                                           =============


               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Related party payable                                    $     35,241
  Income taxes payable                                            6,386
                                                           -------------
    Total Current Liabilities                                    41,627

Long-term liabilities                                                 -
                                                           -------------
    Total Liabilities                                            41,627


Stockholders' Equity
  Preferred stock                                                     -
  Common stock                                                   25,521
  Additional paid in capital                                    (16,997)
  Retained Earnings                                              36,186
                                                           -------------
    Total Stockholders' Equity                                   44,710
                                                           -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $     86,337
                                                           =============



See accompanying notes

                   Hutton Holdings Corporation

         Condensed Consolidated Statements of Operations
                           (Unaudited)

                                                For the Three   For the Three
                                                Months Ended    Months Ended
                                                March 31, 2005  March 31,2004
                                                --------------- --------------
Revenues                                        $      129,566  $           -

General and administrative expense                      91,797          1,091
                                                --------------- --------------
Operating Loss                                          37,769         (1,091)

Income taxes                                            (6,386)             -
                                                --------------- --------------
Net Income (Loss)                               $       31,383  $      (1,091)
                                                =============== ==============
Net Income (Loss) per Share                     $         0.00  $        0.00
                                                =============== ==============
Weighted Average Number of Shares Outstanding       25,521,000      5,521,000
                                                =============== ==============







See accompanying notes

                   Hutton Holdings Corporation

         Condensed Consolidated Statements of Operations
                           (Unaudited)

                                                For the Nine    For the Nine
                                                Months Ended    Months Ended
                                                March 31, 2005  March 31, 2004
                                                --------------- --------------
Revenues                                        $      311,549  $           -

General and administrative expense                     251,090          5,196
                                                --------------- --------------
Operating Loss                                          60,459         (5,196)

Interest income                                              -              -

Interest expense                                             -              -

Income taxes                                            (6,386)             -
                                                --------------- --------------
Net Income (Loss)                               $       54,073  $      (5,196)
                                                =============== ==============
Net Income (Loss) per Share                     $         0.00  $       (0.01)
                                                =============== ==============
Weighted Average Number of Shares Outstanding       25,521,000      5,521,000
                                                =============== ==============


See accompanying notes

                   Hutton Holdings Corporation
                  [A Development Stage Company]
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)



                                                For the Nine    For the Nine
                                                Months Ended    Months Ended
                                                March 31, 2005  March 31, 2004
                                                --------------- --------------
Cash Flows Used for Operating Activities:
  Net Income                                    $       54,072  $      (5,196)

  Adjustments to reconcile net loss to
   net cash used for operating activities:

    Depreciation                                           270            625
    Change in current assets                           (26,031)             -
    Change in current liabilities                       24,903          2,179
                                                --------------- --------------
Net Cash Flows Used for Operating Activities            53,214         (2,392)

Cash Flows Used for Investing Activities:
  Purchase of property                                  (8,148)             -
                                                --------------- --------------
Net Cash Flows Used for Investing Activities            (8,148)             -


Cash Flows Provided by Financing Activities
  Contributed capital                                      188          2,296
                                                --------------- --------------
Net Cash Flows Provided by Financing Activities            188          2,296

Net Increase (Decrease) in Cash                         45,254            (96)

Beginning Cash Balance                                   7,174            970
                                                --------------- --------------

Ending Cash Balance                             $       52,428  $         874
                                                =============== ==============
Supplemental Disclosures:
  Cash paid for interest                        $            -  $           -
  Cash paid for income taxes                    $            -  $           -


See accompanying notes

                   Hutton Holdings Corporation

       Notes to Condensed Consolidated Financial Statements
                          March 31, 2005


PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission.   Certain information and disclosures
normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended June 30, 2004.

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

Results of Operations for the Three-Month Period Ended March 31, 2005/2004
---------------------------------------------------------------------------

We had revenues of $129,566 the three months ended March 31, 2005 whereas we had no revenues for that same quarter in 2004. This is due to revenues generated by our newly acquired subsidiary Hutton Financial Services. Revenues mostly consist of commissions on mortgage loans. General and administrative expenses during the March 31 three month period ended totaled $ 91,797 in 2005 and $1,091 in 2004. Again the increased expenses in 2005 are a result of our recent acquisition of Hutton Financial Services and its operations compared to last year when we conducted only nominal operations. As a result, we experienced net income of $31,383 for the three months ended March 31, 2005 compared to a $1,091 net loss during the three month period ended March 31, 2004.

On December 15, 2004, we entered into an agreement and plan of reorganization with Hutton Financial Services, Inc. (Hutton Financial) which became our wholly owned subsidiary. The majority of expenses during the three-month period ended March 31, 2004 consisted of activities conducted by principal officers and included, legal, accounting and other professional fees associated with maintaining minimal operations, searching for business opportunities and complying with reporting obligations. During the three month period ended March 31, 2005, the majority of our expenses were associated with our newly acquired business operations and the expenses associated with the mortgage loan business largely consisting of advertising, commissions, processing fees, etc.

Results of Operations for the Nine-Month Periods Ended March 31, 2005/2004
---------------------------------------------------------------------------

We had no revenues during the nine months ended March 31, 2004 and revenues during our nine months ended March 31, 2005 of $ 311,549; we experienced only slightly less revenues during our third quarter as we did in the second quarter with both quarters considerably higher than our first quarter of this fiscal year. General and administrative expenses during the period totaled $251,090 in 2005 and $5,196 in 2004. As a result, we experienced net income for the nine months ended March 31, 2005 of $54,073 (which includes an income tax expense of $6,386) compared to a net loss of $ 5,196 during the nine months ended March 31, 2004. Again both the revenues from operations and the increased expenses experienced during our nine months ended March 31, 2005 are a result of the newly acquired operations of Hutton Financial Services in mid-December, 2004. Expenses during our third quarter increased slightly overall compared to our first two quarters mostly due to increased advertising expenses related to gearing up of our business operations as well as the expenses associated with the increased revenues from mortgage loans during the current quarter such as credit report fees, loan processing fees and appraisal fees.

On December 15, 2004, we entered into an agreement and plan of reorganization with Hutton Financial Services whereby Hutton Financial became our subsidiary and we acquired all of their business operations. The majority of expenses during the nine-month period ended March 31, 2004 consisted of activities conducted by principal officers and included legal, accounting and other professional fees associated with conducting minimal business operations, seeking new business opportunities and compliance with our reporting obligations; during the comparative period of 2005, our expenses mostly consisted of expenses associated with the newly acquired mortgage loan business.

Liquidity and Capital Resources
-------------------------------

At March 31, 2005, our total assets were $86,337 and consisted of $52,428 in cash, equipment valued at $ 7,878 and $26,031 in other assets which consist of loans to mortgage customers. Liabilities at March 31, 2005 totaled $41,627 and consisted of a related party payable of $35,241 and income taxes payable of $6,386. Since inception, we have funded our development, acquisitions and ongoing operations mostly through sales of our common stock. We have also relied on related parties to loan or advance us cash and/or services. Related party payables are unsecured, non-interest bearing and due on demand. Although our newly acquired business operations have had sufficient cash flow to sustain existing operations, we have had to rely on advances from related parties to help cash flows. We may, therefore, need to raise additional capital from sales of our equity securities if we need to expand or if revenues from operations become inadequate. There is no assurance we will be able to obtain future debt or equity financing as needed, or that any offered financing terms will be acceptable to us.

Acquisition of Subsidiary through Issuance of Common Stock
----------------------------------------------------------

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

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered equity securities which have not been reported during the period covered by this report.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS

Exhibit
Number                Title
---------------------------------------------------------------------------
 2.0       Agreement and Plan of Reorganization, dated December 15,
           2004 between Geraco, Inc. and Hutton Financial Services,
           Inc. (Filed as part of Form 8K on December 20, 2004.)

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


                                     HUTTON HOLDINGS CORPORATION
                                     (Registrant)


DATE: May 13, 2005
                                     /s/ Douglas Goff
                                  By:_________________________________________
                                     Douglas Goff
                                     President, Chief Executive Office, Chief
                                     Financial Officer and Director