Form 10KSB
period 2005-06-30
HUTTON HOLDINGS CORP
filed 2005-09-28
CIK 1156833

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended JUNE 30, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

        Commission file number: 333-67144


                   HUTTON HOLDINGS CORPORATION
  ______________________________________________________________
          (Name of Small Business Issuer in its Charter)


        Nevada                                 87-1578749
  ______________________________________________________________
      (State or jurisdiction               (I.R.S. Employer
       of incorporation)                  Identification No.)


       3851 So. Eaglepoint Dr., Salt Lake City, Utah 84109
  ______________________________________________________________
           (Address number principal executive offices)

                          (801)-244-2423
  ______________________________________________________________
                   (Issuer's telephone number)

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

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenue for its most recent fiscal year: $393,877.

A market value of the voting stock held by non-affiliates cannot be determined because the registrant does not a trading market.

As of September 15, 2005 the registrant had 25,521,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                        TABLE OF CONTENTS


                              PART I

Item 1.  Description of Business...........................................2
Item 2.  Description of Property...........................................7
Item 3.  Legal Proceedings.................................................7
Item 4.  Submission of Matters to a Vote of Security Holders...............7


                             PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and
         Issuer Purchases of Equity Securities.............................7
Item 6.  Management's Discussion and Analysis .............................7
Item 7.  Financial Statements.............................................11
Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................23
Item 8A. Controls and Procedures..........................................23
Item 8B. Other Information................................................23

                             PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance with Section 16(a) of the Exchange Act................23.
Item 10. Executive Compensation...........................................24
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters..................................25
Item 12. Certain Relationships and Related Transactions...................25
Item 13. Exhibits.........................................................26
Item 14. Principal Accountant Fees and Services...........................26
Signatures................................................................28




                    FORWARD LOOKING STATEMENTS

In this annual report references to "Hutton Holdings," "we," "us," and "our" refer to Hutton Holdings Corporation.

This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the markets in which Hutton Holdings may participate, competition within Hutton's chosen industry, technological advances and failure by us to successfully develop business relationships.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT
--------------------

History
-------

We incorporated under the laws of the state of Nevada on February 26, 2001 as Geraco, Inc. for the purpose of selling inspirational gift cards and gifts from custom manufacturers to retailers, wholesalers and the general public. Pursuant to a registration statement on Form SB-2 declared effective by the Securities and Exchange Commission on October 26, 2001, we raised $76,050 with the offer and sale of 1,521,000 shares of our common stock at $0.05 per share. Proceeds were utilized for our initial business plan. We were unsuccessful with our efforts and during our 2003 fiscal year we began investigating alternative business opportunities.

Acquisition of Hutton Financial Services
----------------------------------------

On December 15, 2004, in an arms length transaction not involving any affiliates or related parties, we completed the acquisition of all the issued and outstanding stock of Hutton Financial Services, Inc. ("Hutton Financial"), a Nevada Corporation, in exchange for 20,000,000 restricted shares of our common stock, par value $0.001 per share. Hutton Financial Services, Inc. is now a wholly owned subsidiary. As part of the transaction, we also changed our name to Hutton Holdings Corporation, changed our officers and directors and experienced a change in control.

OUR BUSINESS
------------

General
-------

We are in the business of providing mortgage brokerage services to individuals buying new homes. We mainly originate new home loans with a focus on the builder's market. Our business is conducted through our wholly owned subsidiary, Hutton Financial Services, which is located in San Antonio, Texas. Hutton Financial is currently licenced in Utah, Colorado, New Mexico, California, and Wyoming.

Principal Products/Services and their Market
--------------------------------------------

We provide mortgage broker services. We specialize in the builder's market by providing our clients with specific programs we call "Buyer's Programs" for buying and/or investing in new homes. Our "Buyer's Program" focuses on various services such as investment programs and credit enhancement programs which include down payment assistance and sub-prime loans for buyers with less than perfect credit.

Prior to this year, we mostly provided FHA streamline loans, conventional home loans for purchase of new homes, and refinance of conventional home loans. We still have the ability to provide these services, however, our concentration has shifted to the builders market. Therefore, although our market is anyone in the need of a loan for a home, we target individuals who are interested in either investing in or purchasing a new home. We offer

     .  Investor Programs

        We assist local and out-of state buyers in loan origination related to investment in the new home builders market. This also include current homeowners who wish to begin investing in new homes. Because we also work with clients who lease new homes as part of their credit enhance-ment to help re-establish their credit, we are able to provide a pool of lease properties to the benefit of builder, investors and home buyers.

     .  Buyer Programs

        We also assist local buyers in funding new home purchases in the builders market. This program includes assisting buyers with less than perfect credit in enhancing their credit, obtaining sub-prime loans, and with down payment assistance; loan origination for buyers moving up into better properties; or home owners who wish to become investors themselves.

By concentrating on these related services we are developing relationships with builders, lenders, investors and buyers.

We typically analyze our clients needs and financial situation, provide them with written information on our buyer system, and introduce them to one of our buyer programs. For investors and buyers who meet standard qualifications, we then process mortgage loan applications, submit the applications to the lenders, and ultimately get the loan funded. For buyers with less than perfect credit we work with them in a more long term manner to enhance and repair credit in numerous ways including the lease of a new home to help develop credit for a future home purchase. We can also assist in down payments, securing sub-prime loans, and helping with long term goals so a buyer with poor credit can become a buyer with good credit able to move up into a better home or become an investor. This also generates refinancing opportunities. Our clients pay in advance for the property appraisal, and we pay the expenses of credit reports, as well as for processing and underwriting the loan. We do not underwrite or service any of the loans we originate.

Our market concentrates on the greater San Antonio and Houston, Texas area. This locale is experienced huge growth which has placed large demands on the new housing industry. We believe that we target a 'niche market' and concentrate our marketing with that in mind.

Distribution Methods of our Product/Services
--------------------------------------------

We market our services mainly in the San Antonio and Houston, Texas area. Our main advertising is print which includes some newspaper advertisement but mostly ads in local "real estate" papers such as "Harmon Homes". We are also diligently building relationships with local builders and lenders which generates referrals. We also receive referrals from satisfied customers. All of our services are conducted from our San Antonio office and we rely heavily on telephone, computer and the internet to service our clientele.

Status of any Publicly Announced Product or Services
----------------------------------------------------

None.

Competitive Business Conditions, Competitive
Position in the Industry, Methods of Competition
------------------------------------------------

We compete with a multitude of different business organizations for loan origination market share. In general, we compete with:

    . national companies which provide such services in connection with bundled real estate services such as Coldwell Bankers;

    . companies which provide such services in general such as banks and loan institutions;

    .  web based loan services; and

    .  local mortgage brokers in the greater San Antonio Texas area.

Specifically, however, we do not suffer from a high amount of competition in our locale due to our narrow focus on the builders market. We do not know of any other mortgage brokerage firms in our locale which specifically concentrate on our particular market. Currently, our main competition is from builders which have their own real estate and mortgage companies.

We have only been in this geographical location for one year and we are small company with significantly less assets, volume of business, and name recognition than many of our broader range competitors. Our method of competition for loan origination share relies on:

    .  focusing on a narrow target market, the builders market;

    .  specializing in credit enhancement and real estate investors;

    . developing strong relationships with builders, lenders and client alike; and

    . continuing to develop and perfect our Buyers Program so it is more efficient and effective.

We believe that by earning the trust of the builders in our Buyer Programs we will be able to establish a strong reputation which will provide us with a continual source of potential mortgagees.

There are no significant barriers to entering this market, however, and, it is possible, even likely, that other businesses will attempt to target this particular market at any time. In addition, if this market became less prolific, we would face very intense competition should we begin competing for the broader range of market share. It is our intention to develop a strong enough relationship with local builder, lenders and clients that we can stay competitive when and if enterprises enter our particular market; and, if the builders market slows down in the San Antonio area it is likely we will respond by expanding into other geographical locations similar to ours, that is, locations where housing is still "underpriced" but inventory has decreased and the builders market is growing, rather than attempting to compete in an economy that has shifted in a way that we can no longer target the builders market.

Source and Availability
------------------------

We have dozens of lenders where we can submit loan applications. We are not dependent on any one source for our loans except in the State of California, where we conduct some business and must use a limited number of specific lenders.

Dependence on a Few Major Customers
-----------------------------------

No.

Patents, Trademarks, Licenses, Franchises,
Concessions, Royalty Agreements, Labor Contracts
------------------------------------------------

None.

Need for Government Approval Product or Services
------------------------------------------------

We must be licensed in the states where we offer our loan origination services. We are licensed to do loan originations in the following states:
Utah, Texas, Colorado, California, New Mexico and Wyoming.

Effect of Existing or Probable Government Regulations
-----------------------------------------------------

We must be licensed as a mortgage broker in certain states where we conduct business, right now, Texas. Texas also required us to license our agents individually if they originate loans. We are also licensed in California where we conduct some business, Utah where we formerly had our place of business, and Wyoming. If we operate in those states or choose to conduct operations in other states, we will need to comply with each states licensing requirements.

We must also maintain the good standing of our corporations, comply with applicable local business licensing requirements, prepare and file our periodic reports under the Securities Exchange Act of 1934, as amended, and comply with other applicable securities laws, rules and regulations.

Existing or probable governmental regulations have not impacted our operations except for the increased costs of compliance with reporting obligations. These additional costs will remain consistent so long as we are a reporting company.

Research and Development
------------------------

None.

Costs of Compliance with Environmental Laws
-------------------------------------------

Not applicable.

Employees
---------

We currently have 7 full time employees. We will hire additional employees only when and if operations require it. In addition, management confers with consultants, attorneys and accountants as necessary. Our president performs the day to day administrative task of Hutton Holdings as necessary and works full time managing and performing other services, including loan origination, for Hutton Financial.

ITEM 2: DESCRIPTION OF PROPERTY

We currently rent approximately 1,200 square feet of office space in San Antonio, Texas for our mortgage brokerage business on a month to month basis. We intend to double the size of that office space sometime in the next few months.


ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2005 fiscal year.


                             PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market, Holders and Dividends
-----------------------------

Our common stock is not listed on a public market as of the date of this filing. We have approximately 67 stockholders of record holding 25,521,000 common shares. We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

There have been no sales of unregistered securities during the period covered by this report.

Issuer Purchase of Securities
-----------------------------

None.

Securities Authorized for Issuance under Equity Compensation Plans
------------------------------------------------------------------

None.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Safe Harbor for Forward-Looking Statements
------------------------------------------

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Hutton's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed further below under "Trends and Uncertainties", and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Results of Operations
---------------------

The following discussions are based on the consolidated financial statements for the year ended June 30, 2005 and 2004 for Hutton Holdings Corporation and its wholly owned subsidiary, Hutton Financial Services. The following discussions are a summary and should be read in conjunction with the financial statements, and notes thereto, included with this report in Item II, Part 7, below.

        Comparison of 2005 and 2004 Fiscal Year Operations
       ---------------------------------------------------

                                                2005               2004
-----------------------------------------------------------------------------

Revenues                                     $   393,877     $    239,758

Cost of revenue                                  108,951          122,987

Gross profit                                     284,926          116,771

Total operating expenses                         267,775           90,385

Income from operations                            17,151           26,386

Other income and (expense)                            (1)              44

Income taxes                                           -                -

Net earnings                                      17,150           26,430

Net earnings (loss) per share                $      0.00       $     0.00


Revenues are mostly commissions on mortgage loans and are recognized in the period in which the transaction is completed generally at the close of the mortgage loan. A commission receivable may be recorded for revenue earned but not yet collected. We had $393,877 in revenues during the year ended June 30, 2005 whereas we had $239,758 in revenues for 2004 which reflects an increase of approximately 61% between the two years. Our revenues, however, in our fourth quarter were $82,328 down from our third quarter income of $129,566 and second quarter of $137,213, but higher than our first quarter revenues of almost $65,000. This reduction in revenues over the last two quarters is a result of moving our office to San Antonio, Texas and the shift of our business from origination of FHA and conventional loans and refinances to the builders market. Costs of revenues include credit reports, commission expenses, and loan processing fees. Costs of revenues for our year ended June 30, 2005 were $108,951 for a gross profit of $284,926 or 72%; for the prior year the cost of our revenues was $122,987 resulting in a gross profit of $116,771 or 49%. The large decrease in costs of revenues between the two years was a result of lower commissions payable. Our costs of revenues during our fourth quarter were $31,346 for a gross profit in our final quarter of $56,306 or 65% with expenses slightly higher in the last quarter than overall for 2005.

Total operating expenses nearly tripled for our fiscal year ended June 30, 2005 and totaled $267,775 compared to $90,385 in the prior year. Net income from operations for 2005 was $17,151 compared to $26,386 in 2004 a 35% decrease. The increased revenues in the 2005 fiscal year helped defray the extra operating expenses. The increased expenses in the 2005 fiscal year are a result of our acquisition of Hutton Financial Services in December of 2004 which became our wholly owned subsidiary. The majority of expenses during the current year consisted of activities conducted by principal officers and included, legal, accounting and other professional fees associated with maintaining minimal operations, our geared-up search for business opportunities, the completion of our acquisition of Hutton Financial, as well as complying with reporting obligations. It also includes general and administrative expenses associated with our new business operations which were higher than usual due to relocation expenses which cost us over $33,000, compensation to our CEO of approximately $32,000 and various extra expenses related to gearing up and refocusing our mortgage business operations from conventional and FHA loan origination to the builders market. Our advertising budget alone increased to almost $37,000 during our 2005 fiscal year from approximately $15,000 in the year ended June 30, 2004. During the 2004 fiscal year, the majority of our expenses were associated with maintaining minimal operations as well as general and administrative expenses of Hutton Financial. During our 2004 fiscal year ended we did not have compensation to our CEO, moving expenses or the expenses associated with our acquisition.

Liquidity and Capital Resources
-------------------------------

At June 30, 2005, our total current assets were $12,522 and consisted of cash of $4,833 and commissions receivable of $7,689. Our fixed assets were $7,949 in property and equipment. Our total assets at June 30, 2005 were $20,471.

Current liabilities at June 30, 2005 were $12,684 and consist of accrued liabilities of $7,585 consisting of accounts payable and commissions due, and a note payable to an officer of $5,099 which was used as operating capital. There are no other liabilities. The loan from our officer is non-interest bearing, unsecured and payable on demand.

Since inception, we have funded our development, acquisitions and ongoing operations mostly through sales of our common stock. We have also relied on related parties to loan or advance us cash and/or services. Related party payables are unsecured, non-interest bearing and due on demand. Although our newly acquired business operations have had sufficient cash flow to sustain existing operations, we have had to rely on some advances from related parties to help cash flows. We may, therefore, need to raise additional capital from sales of our equity securities if we need to expand our operations or if revenues from operations become inadequate. There is no assurance we will be able to obtain future debt or equity financing as needed, or that any offered financing terms will be acceptable to us.

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

Trends and Uncertainties
-------------------------

Our prospects must be considered in light of the risks, difficulties, and expenses frequently encountered by companies in their early stage of development, particularly companies in rapidly changing markets such as ours without significant barriers to entrance. To address these risks, we must, among other things, maintain existing and develop new relationships with real estate brokers, builders and potential residential customers in the general public; maintain and develop relationships with builders in our locale; implement and successfully execute our business and marketing strategy especially our "buyers programs"; continue to develop and upgrade transaction-processing systems; provide quality customer service; respond to competitive developments; and attract, retain and motivate qualified personnel. There can be no assurance we will be successful in addressing such risks, and the failure to do so would seriously harm our business, financial condition, and results of operations. Our current and future expense levels are based on our planned operations and estimates of future revenues. Revenue and operating results generally depend upon the volume and timing of mortgages originated and real estate closings completed, which are rather difficult to forecast. In view of the changing nature of both the financial services industry and the overall national economy, we are unable to accurately forecast revenues. Threats of increased interest rates can be a two edged sword with sudden pushes to buy and/or refinance before rates increase, which are not sustained. Accordingly, we believe that period-to-period comparisons of our operating results are not very meaningful and should not be relied upon as an indication of future performance.

Some of the following conditions could have a material impact on our short or long-term liquidity:

     . general risks associated with providing services in the mortgage lending industries;

     .  any failure to obtain additional working capital when needed;

     . loss of key personnel and dependence on employees to generate business;

     . dependence on favorable lending interest rates and other general economic conditions;

     . lack of market acceptance of our services or a change in our relatively narrow market;

     . inability to compete in the intensely competitive nature of mortgage lending businesses;

     .  management of the our growth in an effective manner;

     .  and dependence on a healthy national residential housing market.

Specifically, we depend on a very narrow target market, the building market, and we must respond quickly if the local economy significantly changes regarding new housing starts. We are also affected by the recent hurricanes which are currently providing us with increases in revenues due to an influx of people to the geographical area stimulating new home purchase. However, if the local builders market gets compromised due to extreme weather situations or building supply shortages, it could also impact us in a negative manner.

We have an accumulated deficit through June 30, 2005 of $737 and a net working capital deficiency at that date of $162. These factors raise a substantial doubt as to our ability to continue as a going concern. Our auditors have indicated such doubt in both their report and in Note 2 of the accompanying financial statements. This is due to our accumulated losses since inception, our overall decline in revenues, and our negative working capital situation.


ITEM 7. FINANCIAL STATEMENTS











                   Hutton Holdings Corporation
                          and Subsidiary

     Report of Independent Registered Public Accounting Firm
                               and
                       Financial Statements

                          June 30, 2005

                   Hutton Holdings Corporation


                        TABLE OF CONTENTS



                                                                          Page

Report of Independent Registered Public Accounting Firm . . . .  . . . . . F-1


Consolidated Balance Sheet - June 30, 2005 . . . . . . . . . . . . . . . F-2-3


Consolidated Statements of Operations for the Years Ended
June 30, 2005 and 2004 . . . . . . . . . . . . . . . . . . . . . . . . . . F-4


Consolidated Statements of Stockholders' Equity for
the Years Ended June 30, 2005 and 2004 . . . . . .. . . . . . . . . . . . .F-5


Consolidated Statements of Cash Flows for the Years Ended
June 30, 2005 and 2004  . .  . . . . . . . . . . . . . . . . . . . . . . . F-6


Notes to Consolidated Financial Statements . . . . .  . . . . . . . . . F-7-10

     Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Hutton Holdings Corporation


We have audited the accompanying balance sheet of Hutton Holdings Corporation, including the accounts of its wholly owned subsidiary, Hutton Financial Services, Inc., as of June 30, 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hutton Holdings Corporation as of June 30, 2005, and the results of operations and cash flows for the years ended June 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses since inception, has experienced a decline in revenue and has negative working capital which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                          /s/ Mantyla McReynolds

                                   Mantyla McReynolds
Salt Lake City, Utah
September 16, 2005

                   Hutton Holdings Corporation
                    Consolidated Balance Sheet
                          June 30, 2005



                              ASSETS



Current Assets:

     Cash                                              $     4,833

     Commissions receivable, net of allowance of $0          7,689
                                                       ------------
          Total Current Assets                              12,522

Property & Equipment, net - Note 5                           7,949
                                                       ------------

TOTAL ASSETS                                           $    20,471
                                                       ============










          See accompanying notes to financial statements

                   Hutton Holdings Corporation
              Consolidated Balance Sheet [continued]
                          June 30, 2005



               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accrued liabilities                              $     7,585

     Note payable -shareholder - Note 4                     5,099
                                                      ------------

          Total Current Liabilities                        12,684
                                                      ------------

               Total Liabilities                           12,684

Stockholders' Equity - Notes 6, 7, 13, 16 & 17

     Preferred stock, $.001 par value;
      authorized 10,000,000 shares;
      issued and outstanding -0- shares                         -

     Common stock, $.001 par value;
      authorized 50,000,000 shares;
      issued and outstanding 25,521,000                    25,521

     Additional paid-in capital                           (16,997)

     Retained earnings                                       (737)
                                                      ------------

          Total Stockholders' Equity                        7,787
                                                      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    20,471
                                                      ============











          See accompanying notes to financial statements

                   Hutton Holdings Corporation
              Consolidated Statements of Operations
            For the Years Ended June 30, 2005 and 2004


                                                        2005         2004
                                                   ------------- -------------

Revenue                                            $    393,877  $    239,758

Cost of revenue                                        (108,951)     (122,987)
                                                   ------------- -------------

     Gross Margin                                       284,926       116,771

General and administrative expenses                     267,775        90,385
                                                   ------------- -------------

     Net Income/(Loss) from Operations                   17,151        26,386

Other Income/(Expense):

   Interest income                                            -            44
   Interest expense                                          (1)            -
                                                   ------------- -------------

     Total Other Income/(Expense)                            (1)           44
                                                   ------------- -------------

Net Income/(Loss) Before Taxes                           17,150        26,430

   Income taxes                                               -             -
                                                   ------------- -------------

     Net Income/(Loss)                             $     17,150  $     26,430
                                                   ============= =============

Income/(Loss) Per Share basic and diluted          $       0.00  $       0.00
                                                   ============= =============

Weighted Average Shares Outstanding                  25,521,000    25,521,000
                                                   ============= =============




         See accompanying notes to financial statements.

                   Hutton Holdings Corporation
         Consolidated Statements of Stockholders' Equity
            For the Years Ended June 30, 2005 and 2004

                                         Addit'l                 Total
                 Shares       Common     Paid-in     Accumulated Stockholders'
                 Issued       Stock      Capital     Equity      Equity
                 ------------ ---------- ----------- ----------- ------------
Balance,
June 30, 2003       1,000,000 $   1,000  $        -  $  (38,307) $   (37,307)

Recapitalization
with Geraco, Inc.  24,521,000    24,521     (16,997)     (6,010)       1,514

Net loss for
the twelve
months ended
June 30, 2004               -         -           -      26,430       26,430
                 ------------ ---------- ----------- ----------- ------------
Balance,
June 30, 2004      25,521,000    25,521     (16,997)    (17,887)      (9,363)

Net loss for
the twelve
months ended
June 30, 2005               -         -           -      17,150       17,150
                 ------------ ---------- ----------- ----------- ------------


Balance,
June 30, 2005      25,521,000 $  25,521  $  (16,997) $     (737) $     7,787
                 ============ ========== =========== =========== ============



         See accompanying notes to financial statements.



                   Hutton Holdings Corporation
              Consolidated Statements of Cash Flows
            For the Years Ended June 30, 2005 and 2004





                                                                2005        2004
                                                            ------------ ------------
Cash Flows Provided by (Used for) Operating Activities

Net Income/(Loss)                                           $    17,150  $    26,430
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                                  1,698          833
   Decrease (increase) in commission receivable                  (7,688)           -
   Increase (decrease)in accrued liabilities                      7,586          283
                                                            ------------ ------------
      Net Cash Provided by/(used for) Operating Activities       18,746       27,546


Cash Flows Provided by/(Used for) Investing Activities

  Acquisition of property and equipment                          (9,648)           -
                                                            ------------ ------------
      Net Cash Used for Investing Activities                     (9,648)           -


Cash Flows Provided by/(Used for) Financing Activities

  Principal increase on notes payable                            10,104        5,387
  Principal payments/reductions                                 (21,730)     (41,143)
                                                            ------------ ------------

      Net Cash Provided by (Used for)Financing Activities       (11,626)     (35,756)
                                                            ------------ ------------

      Net Increase/(Decrease) in Cash                            (2,528)      (8,210)
                                                            ------------ ------------

Net cash from Geraco, Inc., in combination                          187          970

Beginning Cash Balance                                            7,174       14,414
                                                            ------------ ------------

Ending Cash Balance                                         $     4,833  $     7,174
                                                            ============ ============

Supplemental Disclosures

     Interest paid                                          $         -  $         -

     Income taxes paid                                      $         -  $         -






         See accompanying notes to financial statements.


                               F-6

                   Hutton Holdings Corporation
            Notes to Consolidated Financial Statements
                          June 30, 2005


Note 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)  Organization

        Hutton Holdings Corporation, ("Company"), was incorporated under the laws of the State of Nevada on February 26, 2001, as Geraco, Inc. (Geraco). On December 15, 2004, Geraco completed the acquisition of all the issued and outstanding stock of Hutton Financial Services, Inc. (Hutton), a Nevada corporation, and changed its name to Hutton Holdings Corporation. Hutton Financial Services, Inc., is a wholly owned subsidiary of Hutton Holdings Corporation. Hutton was organized for the purpose of originating residential home loans, focusing on FHA streamline refinance loans, conventional home loans for the purchase of new homes and the refinance of conventional home loans.

        The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

        The financial statements of the Company have been prepared in accordance with U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

        (b)  Income Taxes

        The Company applies the provisions of Statement of Financial Accounting Standards No. 109 [the Statement], "Accounting for Income Taxes." The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

        (c)  Net Income or Loss Per Common Share

        Net loss or income per common share is based on the weighted-average number of shares outstanding. In accordance with Financial Accounting Standards No. 128, "Earnings Per Share," basic loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using weighted average number of common shares plus dilutive common share equivalents outstanding during the period using the treasury stock method. The Company has no common stock equivalents as of June 30, 2005.

        (d)   Statement of Cash Flows

        For purposes of the statements of cash flows, the Company considers cash on deposit in banks to be cash. The Company had a cash balance of $4,833 at June 30, 2005.

                   Hutton Holdings Corporation
            Notes to Consolidated Financial Statements
                          June 30, 2005

Note 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        [continued]

        (e)  Use of Estimates in Preparation of Financial Statements

        The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        (f)  Property and Equipment

         Property and equipment are stated at cost. Depreciation is provided using the declining balance method over the useful lives of the related
assets.   Expenditures for maintenance and repairs are charged to expense as incurred.

        (g)  Revenue recognition/accounts receivable/deferred revenue

        The Company recognizes revenues in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) number 104, "Revenue Recognition." SAB 104 clarifies application of U. S. generally accepted accounting principles to revenue transactions. The Company recognizes revenue when the earnings process is complete. That is, when the arrangements of the service are documented, the service has been performed, the pricing becomes final and collectibility is reasonably assured. The earnings process is generally complete at the time of closing on residential mortgage loans. A commission receivable may be recorded for revenue earned but net yet collected. An allowance for bad debt is provided based on estimated losses. For revenue received in advance of services, the Company records a current liability classified as either deferred revenue or customer deposits.

        (i)    Impairment of Long-Lived Assets

        The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, an accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.

                   Hutton Holdings Corporation
            Notes to Consolidated Financial Statements
                          June 30, 2005


Note 1  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        [continued]

        (j)  Recent Pronouncements

        On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123(R) Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 (R) supercedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock issued to Employees. SFAS. No. 123(R) requires all share-based payments to employees , including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) must be adopted by the Company no later than July 1, 2005. The Company expects to adopt SFAS No. 123(R) on July 1, 2005. When the Company adopts SFAS No. 123(R), it may elect the modified prospective method or the modified retrospective method. The Company has not yet determined which method it will elect. The Company currently accounts for share-based payments to employees using APB Opinion No. 25 and the intrinsic value method and, as a result, generally recognizes no compensation cost for employee stock options. The impact of adoption of SFAS No. 123 (R) cannot be determined at this time because it will depend on levels of share-based payments granted in the future.


Note 2  LIQUIDITY

        The Company has an accumulated deficit through June 30, 2005 amounting to $737, and has a net working capital deficiency of $162 at June 30, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. However, management believes that it has improved its productivity and will continue to earn a profit in the future. The Company has been able to raise money from loans from shareholders. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Note 3  INCOME TAXES

        No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations in prior years, against which it intends to offset future earnings.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at June 30, 2005 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.

                   Hutton Holdings Corporation
            Notes to Consolidated Financial Statements
                          June 30, 2005

Note 3  INCOME TAXES [continued]


        Deferred tax assets                      Balance    Tax       Rate
        ---------------------------------------- ---------- --------- -----
        Loss carryforward(expires through 2025)  $ 16,092   $  2,414   15%
        Valuation allowance                                 $ (2,414)
                                                            ---------
        Deferred tax asset                                  $      0
                                                            =========


        The valuation allowance has decreased $2,572 from $4,986 in the prior year.


Note 4  RELATED PARTY TRANSACTIONS/STOCKHOLDER - LOANS

        During the year ended June 30, 2005, an officer of the Company loaned the company a net amount of $5,099 which has been used as operating capital. The loan is non-interest bearing, unsecured, and is payable on demand.


Note 5  PROPERTY

        The major classes of assets as of the balance sheet date are as follows:

                                            Accumulated    Net       Method
        Asset Class               Cost      Depreciation   Book      /Life
        ------------------------  --------- -------------- --------- --------
        Furniture & Equipment     $ 9,647   $   (1,698)    $ 7,949   MACRS/5
        Total                     $ 9,647   $   (1,698)    $ 7,949

        Depreciation expense was $1,698 and $833 for the years ended June 30, 2005 and 2004, respectively.


Note 6  ADVERTISING

        Due to the nature of its operations the Company expends a significant amount for advertising. The total paid was $36,864 and $14,928 for the years 2005 and 2004, respectively.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8A. CONTROLS AND PROCEDURES

Our chief executive officer who also acts as our chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this report and concluded that our controls and procedures are effective.

During the fourth quarter of the year ended June 30, 2005, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.


ITEM 8B:  OTHER INFORMATION

None


                             PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.


Name                Age      Position Held                      Director Since
------------------  -------  --------------------------------   --------------
Doug Goff           56       Director, President,               Dec. 2004
                             Secretary/Treasurer
                             Principal Executive and
                             Financial Officer

Mr. Goff has been operating Hutton Financial Services, Inc. since its inception in 1996 and continues to operate it since our acquisition of that company in December of 2004. Prior to this, Mr. Goff was co-founder of Quantex International, Inc. an electronic goods and services company. As president he managed sales growth of the company from start-up to $6-million dollars in three years. Mr. Goff received his bachelor's degree in business finance and marketing from the University of Utah.

Term of Office

The term of office for our directors is one year, or until a successor is elected and qualified at the Company's annual meeting of shareholders, subject to ratification by the shareholders. The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the Board.

Family Relationships
--------------------

None

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

Code of Ethics
---------------

We have adopted a code of ethics for our principal executive and financial officers. Our code of ethics if filed as Exhibit 14 of this Report.


ITEM 10: EXECUTIVE COMPENSATION

Compensation
------------

Douglas Goff, our Chief Executive Officer receives compensation in the form of salary/commissions for services performed in his capacity as manager/loan officer of our subsidiary, Hutton Financial. He has not received any other cash compensation or bonuses, stock appreciation rights, long term compensation, stock awards or long-term incentive rights since the time when he became an officer/director of Hutton Holdings. Mr. Goff received compensation from Hutton Financial equaling approximately $33,000 during this fiscal year. Gerald Curtis, our former Chief Executive Officer who resigned in December of 2004, did not receive any compensation during the portion of fiscal year ended June 30, 2005 in which he served, nor during the years ended June 2004 or 2003.

We do not have an employment contract with our executive officer. Any additional compensation he may receive over and above his compensation for mortgage broker services performed will be determined at the discretion of our Board of Directors from time to time.

Director Compensation
---------------------

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.



ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them. The percentage of beneficial ownership is based upon 25,521,000 shares of common stock outstanding as of June 30, 2005.

                    CERTAIN BENEFICIAL OWNERS
                    -------------------------

Name and Address of            Number of Shares of
Beneficial Owners              Common Stock            Percentage of Class
-----------------------------------------------------------------------------

Doug Goff                          20,000,000              78.37%
13300 Old Blanco Rd.
Suite 147
San Antonio TX 78216

Gerald D Curtis
8434 68th Street, Arvada CO         2,000,000               7.84%




                            MANAGEMENT
                            ----------

Name and Address of            Number of Shares of
Beneficial Owners              Common Stock            Percentage of Class
------------------------------------------------------------------------------

Doug Goff                          20,000,000              78.37%
13300 Old Blanco Rd.
Suite 147
San Antonio TX 78216


All Executive Officers
and Directors as a Group
(1 persons)                        20,000,000              78.37%



ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Goff became a related party upon the receipt of 20,000,000 shares in the acquisition transaction of Hutton Financial. The transaction was an arms length transaction. At that time he also became our sole director/officer and the Company had a change of control.

We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons except that we compensate Mr. Goff for services performed in his capacity as manager and mortgage broker of Hutton Financial, our subsidiary. We compensate Mr. Goff at a wage that we believe is both fair and is normal and usual in the industry. Mr. Goff has also loaned Hutton $5,099 since December 2004 as operating capital. This loan has yet to be paid and is unsecured, interest free and due on demand.

ITEM 13: EXHIBITS

Exhibit
Number                Title
-----------------------------------------------------------------------------
 2.0       Agreement and Plan of Reorganization, dated December 15,
           2004 between Geraco, Inc. and Hutton Financial Services,
           Inc. (Filed as part of Form 8K on December 20, 2004.)

 3.1       Articles of Incorporation
           (filed as Exhibit 2.1 to Form SB-2 on August 9, 2001)

 3.2       Certificate of Amendment of Articles of Incorporation
           Filed with the State of Nevada on December 17, 2004
           (filed as Ex 3.1 of Form 8-K/A on January 31, 2004)

 3.3       Bylaws
           (filed as Exhibit 2.2 to Form SB-2 on August 9, 2001)

14.1       Code of Ethics

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

* Filed herewith


ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee
---------

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our reports on Form 10-QSB and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,400 for our year ended June 30, 2005 and $5,065 for our fiscal year ended June 30, 2004.

Audit-Related Fees
------------------

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $0 for our year ended June 30, 2005 and 2004.

Tax Fees
--------

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $-0- for fiscal year ended June 30, 2005 and $85 for fiscal year ended June 30, 2004 and consisted of tax preparation services.

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


Date: September 27, 2005             HUTTON HOLDINGS CORPORATION

                                      /s/ Douglas Goff
                                  By:_________________________________________
                                     Douglas Goff
                                     President, Secretary/Treasurer & Director
                                     Principal Executive and Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


                                      /s/ Douglas Goff
Date: September 27, 2005          By:________________________________________
                                     Douglas Goff
                                     President, Secretary/Treasurer & Director
                                     Principal Executive and Financial Officer