Form 10QSB
period 2005-09-30
HUTTON HOLDINGS CORP
filed 2005-11-14
CIK 1156833

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: SEPTEMBER 30, 2005

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

Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes [ ]   No [X]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 1, 2005 - 25,521,000 common shares $0.001.

Transitional Small Business Disclosure Format (check one). Yes [ ]  No [X]

                           FORM 10-QSB
                   HUTTON HOLDINGS CORPORATION


                              INDEX
                                                                     Page
                  PART I. FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS ....................................3

         Condensed Consolidated Balance Sheet September 30, 2005............5

         Condensed Consolidated Statements of Operations for the
         Three Months ended September 30, 2005 and 2004.....................6

         Condensed Consolidated Statement of Cash Flows for the
         Three Months Ended September 30, 2005 and 2004.....................7

         Notes to Condensed Consolidated Financial Statements...............8


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................9

ITEM 3.  CONTROLS AND PROCEDURES...........................................12



                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................13

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......13

ITEM 3.  DEFAULTS IN SENIOR SECURITIES.....................................13

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............13

ITEM 5.  OTHER INFORMATION ................................................13

ITEM 6.  EXHIBITS..........................................................13

SIGNATURES.................................................................14

                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three-month period ended September 30, 2005 and 2004 are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three-month period ended September 30, 2005 are not necessarily indicative of results to be expected for any subsequent period.

                   Hutton Holdings Corporation

      Including the accounts of its wholly-owned subsidiary
                 Hutton Financial Services, Inc.

           Condensed Consolidated Financial Statements

                        September 30, 2005

                   Hutton Holdings Corporation
               Condensed Consolidated Balance Sheet


                              ASSETS


                                                              Unaudited
                                                          September 30, 2005
                                                          ------------------
Current Assets
  Cash                                                    $          5,561
                                                          ------------------
    Total Current Assets                                             5,561

Equipment, net                                                      10,166
                                                          ------------------

TOTAL ASSETS                                              $         15,727
                                                          ==================

               LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Related party payable                                   $          3,295
  Accrued Liabilities                                                4,620
                                                          ------------------
    Total Current Liabilities                                        7,915

Long-term liabilities                                                    -
                                                          ------------------
    Total Liabilities                                                7,915

Stockholders' Equity

  Preferred stock                                                        -

  Common stock                                                      25,521

  Additional paid in capital                                       (16,997)

  Retained Earnings                                                   (712)
                                                          ------------------

    Total Stockholders' Equity                                       7,812
                                                          ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $         15,727
                                                          ==================




                      See accompanying notes

                   Hutton Holdings Corporation
         Condensed Consolidated Statements of Operations
                           (Unaudited)


                                                 For the Three  For the Three
                                                 Months Ended   Months Ended
                                                 September 30,  September 30,
                                                 2005           2004
                                                 -------------- --------------
Revenues                                         $      94,208  $      64,770

Cost of Revenue                                         25,305         17,488
                                                 -------------- --------------

   Gross Margin                                         68,903         47,282

General and administrative expense                      68,879         47,020
                                                 -------------- --------------

   Net Income/ (Loss) from Operations                       24            262

Other Expense
   Interest Expense                                          -             64
                                                 -------------- --------------
Net Income/Loss Before Taxes                                24            198

   Income taxes                                              -              -
                                                 -------------- --------------
Net Income (Loss)                                $          24  $         198
                                                 ============== ==============

Net Income (Loss) per Share                      $        0.00  $        0.00
                                                 ============== ==============

Weighted Average Number of Shares Outstanding       25,521,000     25,521,000
                                                 ============== ==============



                      See accompanying notes

                   Hutton Holdings Corporation
         Condensed Consolidated Statements of Cash Flows
                           (Unaudited)


                                                 For the Three  For the Three
                                                 Months Ended   Months Ended
                                                 September 30,  September 30,
                                                 2005           2004
                                                 -------------- --------------
Cash Flows Used for Operating Activities:

  Net Income                                     $          24  $         198

  Adjustments to reconcile net loss to
   net cash used for operating activities:

  Depreciation                                             929            172

  Decrease in Current Assets                             7,689              -

  Increase/(Decrease) in current liabilities            (4,769)           100
                                                 -------------- --------------
Net Cash Flows From Operating Activities                 3,873            470

Cash Flows From Investing Activities:

  Purchase of property                                  (3,146)        (1,400)
                                                 -------------- --------------
Net Cash Flows From Investing Activities                (3,146)        (1,400)


Cash Flows Provided by Financing Activities

  Contributed capital                                        -              -
                                                 -------------- --------------
Net Cash Flows Provided by Financing Activities              -              -

Net Increase (Decrease) in Cash                            727           (930)

Beginning Cash Balance                                   4,834          7,796
                                                 -------------- --------------

Ending Cash Balance                              $       5,561  $       6,866
                                                 ============== ==============
Supplemental Disclosures:
  Cash paid for interest                         $           -  $           -
  Cash paid for income taxes                     $           -  $           -



                     See accompanying notes.

                   Hutton Holdings Corporation
       Notes to Condensed Consolidated Financial Statements
                        September 30, 2005


PRELIMINARY NOTE

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission.   Certain information and disclosures
normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
These interim financial statements include all adjustments, which in the opinion of management, are necessary in order to make the financial statements not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended June 30, 2005.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, references to "Hutton Holdings," "we," "us," and "our" refer to Hutton Holdings Corporation (formerly Geraco, Inc.).

Safe Harbor for Forward-Looking Statements
------------------------------------------

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

Results of Operations
----------------------

The following discussions are based on the consolidated financial statements for the quarterly period ended September 30, 2005 and 2004 for Hutton Holdings Corporation and its wholly owned subsidiary, Hutton Financial Services. The following discussions are a summary and should be read in conjunction with the financial statements, and notes thereto, included with this report in Item I - Financial Statements, Part I, above.

Comparison of 2005 and 2004 Quarter Ended September 30 Operations
-------------------------------------------------------------------

                                                2005               2004
                                             ------------      -----------
Revenues                                     $    94,208       $    64,770

Cost of revenue                                   23,305           17,488

Gross profit                                      68,903           47,282

Total operating expenses                          68,879           47,020

Income from operations                                24              262

Other income and (expense)                             -               64

Income taxes                                           -                -

Net earnings                                          24              198

Net earnings (loss) per share                $      0.00       $     0.00



     Revenues and Cost of Revenue

Revenues are mostly commissions on mortgage loans and are recognized in the period in which the transaction is completed generally at the close of the mortgage loan. A commission receivable may be recorded for revenue earned but not yet collected. We had $ 94,208 in revenues during our quarter ended September 30, 2005 whereas we had $ 64,770 in revenues for the same quarter in 2004 which reflects an increase of approximately 31% between the two years' first quarters. Our revenues in our first quarter of this fiscal year quarter were slighter higher than the $82,328 in revenues in our 4th quarter of our last fiscal year, but down from our third quarter income of $129,566 and second quarter of $137,213. Our revenues, therefore, are finally showing an increase after the reduction we experienced as a result of moving our office to San Antonio, Texas and the shift of our business from origination of FHA and conventional loans and refinances to the builders market.

Costs of revenues include credit reports, commission expenses, and loan processing fees. Costs of revenues for our quarter ended September 30, 2005 $25,305 for a gross profit of $68,903 or 73%; for the prior year's quarter the cost of our revenues was $17,488 resulting in a gross profit of $47,282 or 73%.

     Operating Expenses

General and administrative expenses were $68,879 in this year's first quarter and $47,020 in last year's first quarter. The increased operating expenses in 2005 was proportionate to the increased gross margins between the two years first quarters. The majority of expenses during the current year consisted of activities conducted by principal officers and included, legal, accounting and other professional fees associated with maintaining operations, as well as complying with reporting obligations. It also includes general and administrative expenses associated with our business operations including expenses relating to gearing up and refocusing our mortgage business operations from conventional and FHA loan origination to the builders market. We experienced similar expenses in our first quarter of 2004.

Liquidity and Capital Resources
-------------------------------

At September 30, 2005, our total current assets were $5,561 and consisted of cash. Our fixed assets were $10,166 in property and equipment. Our total assets at September 30, 2005 were $15,727.

Current liabilities at September 30, 2005 were $7,915 in accrued liabilities of $4,620 consisting of accounts payable and commissions due, and a note payable to an officer of $3,295 which was used as operating capital. There are no other liabilities. The loan from our officer is non-interest bearing, unsecured and payable on demand.

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

Specifically, we depend on a very narrow target market, the building market, and we must respond quickly if the local economy significantly changes regarding new housing starts. We are also affected by the recent hurricanes which are currently providing us with increases in revenues due to an influx of people to the geographical area stimulating new home purchase. However, if the local builders market gets compromised due to extreme weather situations, building supply shortages, or a slow down in the housing market, it could also impact us in a negative manner.


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


                                     HUTTON HOLDINGS CORPORATION
                                     (Registrant)


DATE: November 12, 2005
                                     /s/ Douglas Goff
                                  By:_________________________________________
                                     Douglas Goff
                                     President, Chief Executive Office, Chief
                                     Financial Officer and Director