Form 10QSB
period 2005-12-31
HUTTON HOLDINGS CORP
filed 2006-02-21
CIK 1156833

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: DECEMBER 31, 2005

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from ______________to________________


                 Commission file number 000-51724


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


       3945 S. WASATCH BLVD. #282, SALT LAKE CITY, UT 84124
       ---------------------------------------------------
             (Address of principal executive offices)


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

Yes [ ]   No [X]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: FEBRUARY 15, 2006 - 25,521,000 common shares $0.001.

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

         Consolidated Balance Sheets December 31, 2005 (unaudited)
         and June 30, 2005..................................................4

         Consolidated Statements of Operations for the Three and Six
         Months Ended December 31, 2005 and 2004 (unaudited)................5

         Consolidated Statements of Cash Flows for the Six Months
         Ended December 31, 2005 and 2004 (unaudited).......................6

         Notes to Consolidated Financial Statements.........................7


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................14

ITEM 3.  CONTROLS AND PROCEDURES...........................................19



                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................19

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......19

ITEM 3.  DEFAULTS IN SENIOR SECURITIES.....................................19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............19

ITEM 5.  OTHER INFORMATION ................................................19

ITEM 6.  EXHIBITS..........................................................20

SIGNATURES.................................................................21

                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three-month and six-month periods ended December 31, 2005 and 2004, are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and six month periods ended December 31, 2005 are not necessarily indicative of results to be expected for any subsequent period.








                   Hutton Holdings Corporation

      Including the accounts of its wholly-owned subsidiary
                 Hutton Financial Services, Inc.

           Condensed Consolidated Financial Statements

                        December 31, 2005

                   HUTTON HOLDINGS CORPORATION
                   CONSOLIDATED BALANCE SHEETS

                                                      Dec. 31,    June 30,
                                                        2005         2005
                                                   ------------- -------------
ASSETS                                               (Unaudited)

Current Assets:
  Cash & Cash Equivalents                          $      3,895  $      4,833
  Commissions Receivable, net of allowance of $0              -         7,689
                                                   ------------- -------------
    Total Current Assets                                  3,895        12,522
                                                   ------------- -------------
Fixed Assets:
  Property & Equipment                                    9,647         9,647
  Less Accumulated Depreciation                          (3,288)       (1,698)
                                                   ------------- -------------
    Net Fixed Assets                                      6,359         7,949
                                                   ------------- -------------
Other Assets:
  Deposits                                                1,206             -
                                                   ------------- -------------
    Total Assets                                   $     11,460  $     20,471
                                                   ============= =============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Accounts Payable                                 $      5,167  $      7,585
  Related Party Note Payable                             14,669         5,099
                                                   ------------- -------------
    Total Liabilities                                    19,836        12,684
                                                   ------------- -------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued                                          -             -
  Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 25,521,000 shares                             25,521        25,521
  Additional Paid-In Capital                            (16,997)      (16,997)
  Accumulated Deficit                                   (16,900)         (737)
                                                   ------------- -------------
    Total Stockholders' Equity (Deficit)                 (8,376)        7,787
                                                   ------------- -------------
    Total Liabilities and Stockholders' Equity     $     11,460  $     20,471
                                                   ============= =============



The accompanying notes are an integral part of these financial statements






                         HUTTON HOLDINGS CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
    For the Three and Six Month Periods Ended December 31, 2005 and 2004
                                 (Unaudited)


                                                 Three Months Ended          Six Months Ended
                                                    December 31,               December 31,
                                            --------------------------- ---------------------------
                                                 2005          2004          2005         2004
                                            ------------- ------------- ------------- -------------
Revenue                                     $     55,671  $    137,213  $    149,880  $    201,983

Cost of Sales                                     44,374        31,095        80,579        48,583
                                            ------------- ------------- ------------- -------------

Gross Margin                                      11,297       106,118        69,301       153,400
                                            ------------- ------------- ------------- -------------
Expenses
  General & Administrative                        15,491       103,722        57,157       145,271
  Sales & Marketing                               11,648             -        27,961         5,471
                                            ------------- ------------- ------------- -------------
    Total Operating Expenses                      27,139       103,722        85,118       150,742
                                            ------------- ------------- ------------- -------------

Operating Income (Loss)                          (15,842)        2,396       (15,817)        2,658

Other Income (Expenses)
  Interest                                          (346)            -          (346)          (64)
                                            ------------- ------------- ------------- -------------

Income (Loss) Before Income Taxes                (16,188)        2,396       (16,163)        2,594
  Income Taxes                                         -             -             -             -
                                            ------------- ------------- ------------- -------------
Net Income (Loss)                                (16,188)        2,396       (16,163)        2,594
                                            ============= ============= ============= =============

Basic & Diluted Income (Loss) Per Share     $      (0.00) $       0.00  $      (0.00) $       0.00
                                            ============= ============= ============= =============

Weighted Average Shares                       25,521,000    25,521,000    25,521,000    25,521,000
                                            ============= ============= ============= =============




  The accompanying notes are an integral part of these financial statements




                   HUTTON HOLDINGS CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Six Month Periods Ended December 31, 2005 and 2004
                           (Unaudited)

                                                      Six Months Ended
                                                        December 31,
                                                     2005          2004
                                                -------------- -------------
Cash Flows From Operating Activities:
  Net Loss                                      $     (16,163) $      2,594
  Adjustments to reconcile net loss to
   net cash used by operating activities:
  Net Cash Used In Operating Activities:
    Depreciation                                        1,590           344
  Changes in Operating Assets and Liabilities:
    Increase (Decrease) in Accounts Payable            (2,418)       (4,903)
    (Increase) Decrease in Accounts Receivable          7,689             -
    (Increase) Decrease in Deposits                    (1,206)            -
    Increase (Decrease) in Accrued Interest               344             -
                                                -------------- -------------
    Net Cash provided from (used in)
    Operating Activities                              (10,164)       (1,965)
                                                -------------- -------------
Cash Flows From Investing Activities:
  Purchase of Equipment & Furniture                         -        (2,487)
                                                -------------- -------------
    Net Cash Used In Investing Activities                   -        (2,487)
                                                -------------- -------------
Cash Flows From Financing Activities:
  Proceeds from Related Party Note Payable              9,226             -
                                                -------------- -------------
    Net Cash provided from (used in)
    Financing Activities                                9,226             -
                                                -------------- -------------

Net (Decrease) Increase In Cash                          (938)       (4,452)

Cash at Beginning of Period                             4,833         8,265
                                                -------------- -------------

Cash at the End of Period                       $       3,895  $      3,813
                                                ============== =============
Supplemental Disclosures of Cash Flow Information:

  Cash paid during the period for:
   Interest                                     $          2   $         64
   Income taxes                                 $          -   $          -






The accompanying notes are an integral part of these financial statements

                   HUTTON HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Hutton Holdings Corporation is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting
-----------------

The unaudited financial statements as of December 31, 2005 and for the three and six month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern
---------------------------------------

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $16,900 as of December 31, 2005 and requires additional financing in order to finance its business activities on an ongoing basis.
The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

The Company's future capital requirements will depend on numerous factors including, but not limited to, the development and success of the Company's mortgage operations.

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

                   HUTTON HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Organization and Basis of Presentation
--------------------------------------

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

Nature of Business
------------------

As a result of the December 15, 2004 acquisition of Hutton Financial Services, Inc. the Company has entered into the residential mortgage loan business. More specifically, the Company will originate residential home loans, focusing on refinance loans, conventional home loans for the purchase of new homes and the refinance of conventional home loans.

Cash and Cash Equivalents
-------------------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Revenue Recognition
-------------------

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

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is provided for amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a 200% double-declining balance basis for 5 years.

Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

                   HUTTON HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Property and Equipment - Continued
-----------------------------------

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

Impairment of Long-Lived Assets
-------------------------------

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, and accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of December 31, 2005

Advertising Costs
-----------------

The Company expenses advertising costs as incurred. For the six-month period ending December 31 2005, the Company incurred advertising costs of $27,961.

Concentration of Credit Risk
----------------------------
     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

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

                   HUTTON HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Income (Loss) per Share
------------------------

Basic income (loss) per share has been computed by dividing the income or loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2005 and 2004.

Recent Accounting Standards
---------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, which addresses the consolidation of business enterprises (variable interest entities), to which the usual condition of consolidation, a controlling financial interest, does not apply. FIN 46 requires an entity to assess its business relationships to determine if they are variable interest entities. As defined in FIN 46, variable interests are contractual, ownership or other interests in an entity that change with changes in the entity's net asset value. Variable interests in an entity may arise from financial instruments, service contracts, guarantees, leases or other arrangements with the variable interest entity. An entity that will absorb a majority of the variable interest entity's expected losses or expected residual returns, as defined in FIN 46, is considered the primary beneficiary of the variable interest entity. The primary beneficiary must include the variable interest entity's assets, liabilities and results of operations in its consolidated financial statements. FIN 46 is immediately effective for all variable interest entities created after January 31, 2003. For variable interest entities created prior to this date, the provisions of FIN 46 were originally required to be applied no later than our first quarter of Fiscal 2004. On October 8, 2003, the FASB issued FASB Staff Position (FSP) FIN 46-6, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. The FSP provides a limited deferral (until the end of our second quarter of 2004) of the effective date of FIN 46 for certain interests of a public entity in a variable interest entity or a potential variable interest entity. We will continue to evaluate FIN 46, but due to the complex nature of the analysis required by FIN 46, we have not determined the impact on our consolidated results of operations or financial position.

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. This statement is designed to improve financial reporting such that contracts with comparable characteristics are accounted for similarly. The statement, which is generally effective for contracts entered into or modified after June 30, 2003, is not anticipated to have a significant effect on our financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The statement was considered in regard to our Preferred Stock and convertible notes, and is not anticipated to have a significant effect on our financial position or results of operations.

                   HUTTON HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Standards (Continued)
---------------------------------------

In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that"...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs maybe so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after Jun 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

On December 16, 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

                   HUTTON HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Standards (Continued)
---------------------------------------

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion NO. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier applications is permitted for nonmonetary assets exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have not impact on the financial statements of the Company.

NOTE 2 - INCOME TAXES

No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations in prior years, against which it intends to offset future earnings.

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset for the year ended June 30, 2005 have no impact on the financial position of the Company. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. Because of the lack of taxable earnings history, the Company has established a valuation allowance for all future deductible temporary differences.


Deferred tax assets                         Balance          Tax      Rate

Loss carryforward (expires through 2025)    $ 16,092      $  2,414    15%
Valuation allowance                                         (2,414)
                                                          ---------
Deferred tax asset                                        $      -
                                                          =========

The valuation allowance has decreased $2,572 from $4,986 in the prior year.

                   HUTTON HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005

NOTE 3 - COMMITMENTS

On September 1, 2005, the Company entered into a two-year lease agreement for its office space. The lease expires on August 31, 2007. The monthly rental commitment is $2,950 of which $850 is paid by another corporation owned by the Company's President. The lease expense for the six-month period ended December 31, 2005 was $10,464. The following is a schedule of the minimum annual rental payments for the next two years, net of the offset provided by the other corporation's payments:

                                       Minimum Annual
            December 31,               Rental Payments

               2005                       $ 10,464
               2006                         25,200
               2007                         16,800
                                          ---------
               Total                      $ 52,464
                                          =========

NOTE 4 - RELATED PARTY TRANSACTIONS

During the period ended December 31, 2005, the Company's President loaned the Company $42,126 which has been used for operating capital. As of December 31, 2005 the balance due him is $14,669. The loan is unsecured, at an interest rate of 6% per annum, and is payable on demand.

A corporation owned by the Company's President pays $850 each month toward the Company's lease commitment.

During the period ended December 31, 2005, the President's mother supplied advertising services in the amount of $400 to the Company.

NOTE 5 - PROPERTY

The major classes of assets as of December 31, 2005 are as follows:

                                  Accumulated
Asset Class             Cost      Depreciation   Net Book   Method/Life

Furniture & Equipment   $ 9,647   $   (3,288)    $ 6,359    MACRS/5
                        ---------------------------------
Total                   $ 9,647   $   (3,288)    $ 6,359
                        =================================

Depreciation expense was $1,590 and $344 for the periods ended December 31, 2005 and 2004, respectively.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report, references to "Hutton Holdings," "we," "us," and "our" refer to Hutton Holdings Corporation (formerly Geraco, Inc.).

Safe Harbor for Forward-Looking Statements
-------------------------------------------

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation," and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

General
-------

We incorporated under the laws of the state of Nevada on February 26, 2001, as Geraco, Inc. for the purpose of selling inspirational gift cards and gifts from custom manufacturers to retailers, wholesalers and the general public.
We were unsuccessful with our efforts and during our 2003 fiscal year, we began investigating alternative business opportunities. On December 15, 2004, in an arms length transaction not involving any affiliates or related parties, we completed the acquisition of all the issued and outstanding stock of Hutton Financial Services, Inc. ("Hutton Financial"), a Nevada Corporation, in exchange for 20,000,000 restricted shares of our common stock, par value $0.001 per share. Hutton Financial Services, Inc. is now a wholly owned subsidiary. As part of the transaction, we also changed our name to Hutton Holdings Corporation, changed our officers and directors and experienced a change in control.

We are in the business of providing mortgage brokerage services to individuals buying new homes. We mainly originate new home loans with a focus on the builder's market. Our business is conducted through our wholly owned subsidiary, Hutton Financial Services, which is located in San Antonio, Texas. Hutton Financial is currently licensed in Utah, Colorado, New Mexico, California, Texas, and Wyoming.

Results of Operations - Comparison of Three/Six Months -December 31, 2005/2004
------------------------------------------------------------------------------

The following discussions are based on the consolidated financial statements for the quarterly period ended December 31, 2005 and 2004, for Hutton Holdings Corporation and its wholly owned subsidiary, Hutton Financial Services. The following discussions are a summary and should be read in conjunction with the financial statements, and notes thereto, included with this report in Item 1. Financial Statements, above.

     Comparison of 2005 and 2004 Three Month and Six Month Operations
 ----------------------------------------------------------------

                  Three months   Three months   Six months    Six months
                  ended          ended          ended         ended
                  Dec. 31, 2005  Dec. 31, 2004  Dec. 31, 2005 Dec. 31, 2004
------------------------------------------------------------------------------
Revenues          $   55,671     $  137,213     $  149,880    $ 201 983

Cost of revenue       44,374         31,095         80,579       48,583

Gross profit          11,297        106,118         69,301      153,400

Total operating
expenses              27,139        103,722         85,118      150,742

Income (loss)
 from operations     (15,842)         2,396        (15,817)       2,658

Other income
and (expense)           (346)             -           (346)         (64)

Income taxes               -              -              -            -

Net income (loss)    (16,188)         2,396        (16,163)       2,594

Net earnings
(loss) per share       (0.00)          0.00          (0.00)        0.00


     - Revenues and Cost of Revenue-

Revenues are mostly commissions on mortgage loans and are recognized in the period in which the transaction is completed generally at the close of the mortgage loan. A commission receivable may be recorded for revenue earned but not yet collected. We had $55,671 in revenues during our quarter ended December 31, 2005, compared to $137,213 in revenues for the same quarter in 2004, which reflects a decrease of approximately 60% between the two years' second quarters. When comparing the six month periods, our revenues were $149,880 this year down about 25% from the revenues of $201,983 for the first six months of our last fiscal year. Reduction in revenues overall for the six month period ended December 31, 2005, when compared to the prior year six month period, is mostly a result of our move to San Antonio, Texas, and the shift of our business from origination of FHA conventional loans and refinances to the builders market. In addition, when looking at the six month period for 2005, there is a decrease in our second quarter, with $94,209 of our revenues received during the first quarter. This decline between quarters is partially due to the normal real estate slow down experienced during December and also due to increased interest rates during this period.

Costs of revenues include credit reports, commission expenses, and loan processing fees. Costs of revenues for our quarter ended December 31, 2005, were $44,374 compared to $31,095 in the quarter ended December 31, 2004. This resulted in a gross profit of $11,297 or 20% in the three months ended December 31, 2005, compared to $106,118 or 77% in the prior year comparative period. When looking at our six month comparative periods for December 31, we had costs of revenues of $80,579 in the current year and $48,583 last year. This resulted in a $69,301 gross margin or about 46% for the six months ended

December 31, 2005, compared to a gross margin of 76% or $153,400 in the prior year six month period. Our gross margin was considerably higher in both the three and six month periods ended December 31, 2004, as our direct costs related to sales revenue were lower due to the types of loans we were originating, that is mostly FHA streamline loans, conventional home loans for purchase of new homes, and refinance of conventional home loans. Our mortgage business has shifted to the builders market and includes our "Buyer's Program," which focuses on various services such as investment programs and credit enhancement programs which include down payment assistance and sub-prime loans for buyers with less than perfect credit. Therefore, in the current year's three and six month period, we experienced higher costs associated with additional services related to credit repair and enhancement services.

     - Operating Expenses -

During our three months ended December 31, 2005, our total operating expenses were $27,139 and included general and administrative expenses of $15,491 and sales and marketing expenses of $11,648; during the comparative quarter of the prior year our total operating expenses were $103,722 and were comprised entirely of general and administrative expenses with no sales and marketing costs. When comparing the six month operating expenses, the current year had $85,118 in total operating expenses with $27,961 attributable to sales and marketing which was entirely comprised of advertising costs; the prior year six month period saw $150,742 in operating expenses, the majority of which were attributable to general and administrative with only $5,741 in the sales and marketing category. General and administrative expenses decreased considerably between 2004 and 2005 in both the three and six month periods as did total operating expenses. The majority of operating expenses during the current fiscal year consisted of activities conducted by our principal officer and included, legal, accounting and other professional fees associated with maintaining operations, as well as complying with reporting obligations and a monthly lease obligation of $2,950 which totaled $10,464 at the end of the period. The prior year period saw much higher general and administrative expenses due to ongoing efforts of the then officers and directors efforts to identify and acquire a new business and higher legal and accounting expenses associated with the acquisition of that business, Hutton Financial Services, in early December 2004. It also includes general and administrative expenses associated with gearing up the new business operations and shifting our mortgage business operations from conventional and FHA loan origination to the builders market.

    -  Net Income(Loss) -

We experienced a loss from operations of $15,842 in the three month period ended December 31, 2005, compared to income of $2,396 in that period of 2004; our first six months of our 2005 recorded a loss from operations of $15,817 compared to a gain of $2,658 in the prior year six months. Our net loss in the second quarter of 2005 increased to $16,188 with the addition of an interest expenses of $346; in the six month period of 2005, our net loss was $16,163 due to that same interest expense which occurred in the second quarter. In the prior year's second quarter, our net income(loss) did not change from total income from operations of $2,396 as we had no other income (expenses) in that quarter; during the first six months of our fiscal year 2004 our net income (loss) decreased to income of $2,594 due to a $64 interest expense which occurred during the first quarter.

Liquidity and Capital Resources
-------------------------------

Balance Sheet - the following chart summarizes our balance sheets at December 31, 2005.

                      Summary Balance Sheet
                       -------------------

                                 For the quarter ended  For the year ended
                                 December 31,  2005     June 30, 2005
------------------------------------------------------------------------------
Cash and cash equivalents        $    3,895             $   4,833

Commissions receivable           $        -             $   7,689

Total current assets             $    3,895             $  12,522

Net Fixed assets                 $    6,359             $   7,949

Total assets                     $   11,460             $  20,471

Total current liabilities        $   19,836             $  12,684

Accumulated deficit              $  (16,900)            $    (737)

Total stockholders
 equity (deficit)                $   (8,376)            $   7,847


At December 31, 2005, our total current assets were $3,895 and consisted of cash. Our fixed assets consisted of property and equipment of $9,647 less accumulated depreciation of $3,288. Our total assets at December 31, 2005, were $11,460, a decrease from our June 30, 2005, fiscal year end when we recorded a commissions receivable of $7,689 for total assets of $20,471.

Current liabilities at December 31, 2005, were $19,836, consisting of accounts payable of $5,167 and notes payable to our president and CEO of $14,669, which was used as operating capital. The officer loaned Hutton Financial Services a total of $42,126 during our six months ended December 31, 2005, of which all but $14,669 has been repaid at December 31, 2005. The unpaid balance is unsecured, payable on demand, and at an interest rate of 6% per annum. There are no other liabilities.

Since inception, we have funded our development, acquisitions and ongoing operations mostly through sales of our common stock. Since our acquisition of Hutton Financial Services, we also rely on cash flows from operations. In addition, we rely on related parties to loan or advance us cash and/or services. Related party payables are unsecured, bear an interest rate of 6% and are due on demand.

Although our current business operations have had sufficient cash flow to sustain existing operations, we continue to rely on advances from related parties, especially our Chief Executive Officer, to help our cash flows. We are partially funding lease payments on our office space through another corporation owned by our CEO which has agreed to contribute $850 per month towards our current $2,950 monthly payment. We may, therefore, need to raise additional capital from sales of our equity securities if we need to expand our operations or if revenues from operations become inadequate. There is no assurance we will be able to obtain future debt or equity financing as needed, or that any offered financing terms will be acceptable to us.

Acquisition of Subsidiary through Issuance of Common Stock
-----------------------------------------------------------

We funded the acquisition of our subsidiary through the issuance of common stock. On December 15, 2004, we issued 20,000,000 shares of common stock for the 100% purchase of Hutton Financial Services. The shares were issued in a private transaction without registration in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. No broker was involved and no commissions were paid on the transaction.

Trends and Uncertainties
------------------------

Our prospects must be considered in light of the risks, difficulties, and expenses frequently encountered by companies in their early stage of development, particularly companies in rapidly changing markets such as ours without significant barriers to entrance. To address these risks, we must, among other things, maintain existing and develop new relationships with real estate brokers, builders and potential residential customers in the general public; maintain and develop relationships with builders in our locales; implement and successfully execute our business and marketing strategy, especially our "buyers programs"; continue to develop and upgrade transaction-processing systems; provide quality customer service; respond to competitive developments; and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so would seriously harm our business, financial condition, and results of operations. Our current and future expense levels are based on our planned operations and estimates of future revenues. Revenue and operating results generally depend upon the volume and timing of mortgages originated and real estate closings completed, which are rather difficult to forecast. In view of the changing nature of both the financial services industry and the overall national economy, we are unable to accurately forecast revenues. Threats of increased interest rates can be a two edged sword with sudden pushes to buy and/or refinance before rates increase, which are not sustained. Accordingly, we believe that period-to-period comparisons of our operating results are not very meaningful and should not be relied upon as an indication of future performance.

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

     .  management of our growth in an effective manner; and

     .  dependence on a healthy national residential housing market.

Specifically, we depend on a very narrow target market, the building market, and we must respond quickly if the local economy significantly changes regarding new housing starts. We have recently been affected by last year's hurricanes, which have provided us with increases in revenues due to an influx of people to the geographical area stimulating new home purchases. However, there has been a slow down and new housing starts nationally are expected to decrease during the next quarter. Therefore, if the local builders market is compromised due to extreme weather situations, building supply shortages, slow downs in the housing market, or interest rate increases, it could impact us in a negative manner.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effectively designed to ensure that the information required to be disclosed or filed by us is recorded, processed or summarized, within the time periods specified in the rules and regulations of the Securities and Exchange Commission.

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

There were no sales of unregistered equity securities during the period covered by this report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

On January 12, 2006, we filed our FORM 8A for Registration of Certain Classes of Securities Pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended.

ITEM 6.  EXHIBITS

Exhibit
Number                Title
--------   --------------------------------------------------------
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

 3.3       Bylaws (filed as Exhibit 2.2 to Form SB-2 on August 9, 2001)

10.1       Lease dated June 16, 2004  - (to be filed by amendment)

10.2       Amendment to Lease dated Sept. 7, 2005 (to be filed by amendment)

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


                                     HUTTON HOLDINGS CORPORATION
                                     (Registrant)


DATE: February 21, 2006
                                     /s/ Douglas Goff
                               By:______________________________________
                                     Douglas Goff
                                     President, Chief Executive Office, Chief
                                     Financial Officer and Director