Form 10QSB
period 2006-03-31
HUTTON HOLDINGS CORP
filed 2006-05-22
CIK 1156833

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: MARCH 31, 2006

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

Yes [ ]   No [X]

               APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: MAY 15, 2006 - 25,521,000 common shares $0.001.

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

         Consolidated Balance Sheets March 31, 2006 (unaudited)
         and June 30, 2005..................................................4

         Consolidated Statements of Operations for the Three and Nine
         Months Ended March 31, 2006 and 2005 (unaudited)...................5

         Consolidated Statements of Cash Flows for the Nine Months
         Ended March 31, 2006 and 2005 (unaudited)..........................6

         Notes to Consolidated Financial Statements.........................8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................14

ITEM 3.  CONTROLS AND PROCEDURES...........................................19



                    PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................20

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.......20

ITEM 3.  DEFAULTS IN SENIOR SECURITIES.....................................20

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............20

ITEM 5.  OTHER INFORMATION ................................................20

ITEM 6.  EXHIBITS..........................................................20

SIGNATURES.................................................................21

                  PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The financial information set forth below with respect to our statements of operations for the three-month and nine-month periods ended March 31, 2006 and 2005, are unaudited. This financial information, in the opinion of management, includes all adjustments consisting of normal recurring entries necessary for the fair presentation of such data. The results of operations for the three and nine month periods ended March 31, 2006 are not necessarily indicative of results to be expected for any subsequent period.







                   Hutton Holdings Corporation

      Including the accounts of its wholly-owned subsidiary
                 Hutton Financial Services, Inc.

                 Consolidated Financial Statements

                          March 31, 2006

                   HUTTON HOLDINGS CORPORATION
                   CONSOLIDATED BALANCE SHEETS


                                                      March 31,    June 30,
                                                        2006         2005
                                                   ------------- -------------
ASSETS                                              (Unaudited)

Current Assets
  Cash & Cash Equivalents                          $     13,086  $      4,833
  Commissions Receivable, net of allowance of $0              -         7,689
                                                   ------------- -------------
    Total Current Assets                                 13,086        12,522
                                                   ------------- -------------
Fixed Assets:
  Property & Equipment                                   10,620         9,647
  Less Accumulated Depreciation                          (4,122)       (1,698)
                                                   ------------- -------------
    Net Fixed Assets                                      6,498         7,949

Other Assets:
  Deposits                                                1,206             -
                                                   ------------- -------------

    Total Assets                                   $     20,790  $     20,471
                                                   ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts Payable                                 $      2,243  $      7,585
  Related Party Note Payable                             13,366         5,099
  Note Payable                                            4,130             -
                                                   ------------- -------------
    Total Liabilities                                    19,739        12,684
                                                   ------------- -------------
STOCKHOLDERS' EQUITY
  Preferred Stock, Par value $.001
    Authorized 10,000,000 shares
    No shares issued                                          -             -
  Common Stock, Par value $.001
    Authorized 50,000,000 shares,
    Issued 25,521,000 shares                             25,521        25,521
  Additional Paid-In Capital                            (16,997)      (16,997)
  Accumulated Deficit                                    (7,473)         (737)
                                                   ------------- -------------
    Total Stockholders' Equity                            1,051         7,787
                                                   ------------- -------------

    Total Liabilities and Stockholders' Equity     $     20,790  $     20,471
                                                   ============= =============


The accompanying notes are an integral part of these financial statements





                       HUTTON HOLDINGS CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS
   For the Three and Nine Month Periods Ended March 31, 2006 and 2005
                               (Unaudited)

                                        Three Months Ended            Nine Months Ended
                                            March 31,                     March 31,
                                   ---------------------------- -----------------------------
                                         2006          2005           2006           2005
                                   ------------- -------------- -------------- --------------
Revenue                            $    103,786  $     129,566  $     253,666  $     311,549

Cost of Sales                            33,873         29,021        114,452         77,604
                                   ------------- -------------- -------------- --------------

Gross Margin                             69,913        100,545        139,214        233,945
                                   ------------- -------------- -------------- --------------
Expenses
  General & Administrative               43,618         50,217        100,775        155,392
  Sales & Marketing                      16,629         12,559         44,590         18,030
                                   ------------- -------------- -------------- --------------

Total Operating Expenses                 60,247         62,776        145,365        173,422
                                   ------------- -------------- -------------- --------------

Operating Income (Loss)                   9,666         37,769         (6,151)        60,523

Other Income (Expenses):
  Interest                                 (238)             -           (585)          (64)
                                   ------------- -------------- -------------- --------------
Income (Loss) Before Income Taxes         9,428         37,769         (6,736)        60,459
  Income Taxes                                -         (6,386)             -         (6,386)
                                   ------------- -------------- -------------- --------------

Net Income (Loss)                  $      9,428  $      31,383  $      (6,736) $      54,073
                                   ============= ============== ============== ==============
Basic & Diluted Income
(Loss) Per Share                   $       0.00  $        0.00  $       (0.00) $        0.00
                                   ============= ============== ============== ==============

Weighted Average Shares              25,521,000     25,521,000     25,521,000     25,521,000
                                   ============= ============== ============== ==============














The accompanying notes are an integral part of these financial statements




                       HUTTON HOLDINGS CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the Nine Month Periods Ended March 31, 2006 and 2005
                               (Unaudited)

                                                              Nine Months Ended
                                                                  March 31,
                                                          --------------------------
                                                              2006          2005
                                                          ------------- -------------
Cash Flows From Operating Activities:
  Net Income (Loss)                                       $     (6,736) $     54,073
  Adjustments to reconcile net loss to
  net cash used by operating activities:
  Net Cash Used In Operating Activities:
    Depreciation                                                 2,424           270
  Changes in Operating Assets and Liabilities:
    Increase (Decrease) in Accounts Payable                     (5,343)       24,903
    (Increase) Decrease in Accounts Receivable                   7,689       (26,032)
    (Increase) Decrease in Deposits                             (1,206)            -
    Increase (Decrease) in Accrued Interest                        583             -
                                                          ------------- -------------
    Net Cash provided from (used in) Operating Activities       (2,589)       53,214
                                                          ------------- -------------
Cash Flows From Investing Activities:
  Purchase of Equipment & Furniture                               (972)       (8,148)
                                                          ------------- -------------
    Net Cash Used In Investing Activities                         (972)       (8,148)
                                                          ------------- -------------
Cash Flows From Financing Activities:
  Proceeds from Related Party Note Payable                       7,726             -
  Proceeds from Note Payable                                     4,088             -
  Contributed Capital                                                -           188
                                                          ------------- -------------
    Net Cash provided from (used in) Financing Activities       11,814           188
                                                          ------------- -------------
Net (Decrease) Increase In Cash                                  8,253        45,254

Cash at Beginning of Period                                      4,833         7,174
                                                          ------------- -------------

Cash at the End of Period                                 $     13,086  $     52,428
                                                          ============= =============









                               [Continued]




                       HUTTON HOLDINGS CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
        For the Nine Month Periods Ended March 31, 2006 and 2005
                               (Unaudited)


                                                              Nine Months Ended
                                                                   March 31,
                                                          ----------------------------
                                                               2006         2005
                                                          ------------- -------------
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
  Interest                                                $          2  $         64
  Income taxes                                            $          -  $          -









The accompanying notes are an integral part of these financial statements




                   HUTTON HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006
                           (Unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Hutton Holdings Corporation is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting
-----------------

     The unaudited financial statements as of March 31, 2006 and for the three and nine month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Nature of Operations and Going Concern
--------------------------------------

     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

     Several conditions and events cast doubt about the Company's ability to continue as a "going concern". The Company has incurred net losses of approximately $7,473 as of March 31, 2006 and requires additional financing in order to finance its business activities on an ongoing basis. The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

                   HUTTON HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006
                           (Unaudited)

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

Nature of Business
------------------

     As a result of the December 15, 2004 acquisition of Hutton Financial Services, Inc. the Company has entered into the residential mortgage loan business. More specifically, the Company will originate residential home loans, focusing on FHA streamline refinance loans, conventional home loans for the purchase of new homes and the refinance of conventional home loans.

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

Property and Equipment
----------------------

     Property and equipment are stated at cost. Depreciation is provided for amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a 200% double-declining balance basis for 3-5 years.

     Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss.

                   HUTTON HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006
                           (Unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Property and Equipment - Continued
----------------------------------

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

Impairment of Long-Lived Assets
-------------------------------

     The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value. Triggering events, which signal further analysis, consist of a significant decrease in the asset's market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, and accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue. The Company has no long-lived assets as of March 31, 2006

Advertising Costs
-----------------

     The Company expenses advertising costs as incurred. For the nine-month period ending March 31, 2006, the Company incurred advertising costs of $44,590 compared to $18,030 for 2005.

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

                   HUTTON HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006
                           (Unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Income (Loss) per Share
-----------------------

     Basic income (loss) per share has been computed by dividing the income or loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2006 and 2005.

Recent Accounting Standards
---------------------------

     In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4 previously stated that"...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs maybe so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

     On December 16, 2004, the FASB issued SFAS No. 123 ( R ), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

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

                   HUTTON HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006
                           (Unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Recent Accounting Standards (Continued)
---------------------------------------

     In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion NO. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary assets exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have not impact on the financial statements of the Company.

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

   Deferred tax assets                          Balance      Tax        Rate
   -------------------                         ---------     --------   ----
   Loss carryforward (expires through 2025)     $ 16,092     $  2,414   15%
   Valuation allowance                                       $ (2,414)
                                                             ---------
   Deferred tax asset                                        $      -
                                                             =========

     The valuation allowance has decreased $2,572 from $4,986 in the prior year.

                   HUTTON HOLDINGS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 2006
                           (Unaudited)


NOTE 3 - COMMITMENTS

     On September 1, 2005, the Company entered into a two-year lease agreement for its office space. The lease expires on August 31, 2007. The monthly rental commitment is $2,950 of which $850 is paid by another corporation owned by the Company's President. The lease expense for the nine-month period ended March 31, 2006 was $19,064. The following is a schedule of the minimum annual rental payments for the two-year lease period, net of the offset provided by the other corporation's payments:

                                         Minimum Annual
                     August 31,          Rental Payments
                     ----------          ---------------
                      2006                   25,200
                      2007                   25,200
                                          ---------
                      Total               $  50,400
                                          =========

NOTE 4 - RELATED PARTY TRANSACTIONS

     During the period ended March 31, 2006, the Company's President loaned the Company $42,126 which has been used for operating capital. As of March 31, 2006 the balance due him is $13,366. The loan is unsecured, at an interest rate of 6% per annum, and is payable on demand.

     A corporation owned by the Company's President pays $850 each month toward the Company's lease commitment.

     During the nine months ended March 31, 2006, the President's mother supplied advertising services in the amount of $400 to the Company.

NOTE 5 - NOTES PAYABLE

     During the three-month period ended March 31, 2006, Dominion Worldwide, Inc. paid $4,088 on behalf of the Company in exchange for a convertible note. Interest has been imputed at a rate of 6%. The note is payable on December 31, 2006. The principal amount of the note is convertible into shares of the Company's common stock anytime after December 31, 2006, but no later than December 31, 2007 at a share price that is equal to the bid price of the stock on the date of the conversion. If there is no bid price on the date of conversion, then the note shall be converted into 82,000 common shares of the Company's stock.

NOTE 6 - PROPERTY

        The major classes of assets as of March 31, 2006 are as follows:

                                         Accumulated
Asset Class                    Cost      Depreciation   Net Book  Method/Life
--------------------------- ------------ -------------- --------- -----------
Furniture & Equipment       $  9,647     $  (4,083)     $ 5,564    MACRS/5
Printer                          972           (39)         933    MACRS/3
                            ------------ -------------- --------
Total                       $ 10,620     $  (4,122)     $ 6,497
                            ============ ============== ========

     Depreciation expense was $2,424 and $270 for the periods ended March 31, 2006 and 2005, respectively.

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

Results of Operations - Comparison of Three/Nine Months - March 31, 2006/2005
-----------------------------------------------------------------------------

The following discussions are based on the consolidated financial statements for the quarterly period ended March 31, 2006 and 2005, for Hutton Holdings Corporation and its wholly owned subsidiary, Hutton Financial Services. The following discussions are a summary and should be read in conjunction with the financial statements, and notes thereto, included with this report in Item 1. Financial Statements, above.

     Comparison of 2006 and 2005 Three Month and Nine Month Operations
---------------------------------------------------------------------


                  Three months   Three months   Nine months    Nine months
                  ended          ended          ended          ended
                  Mar. 31, 2006  Mar. 31, 2005  Mar. 31, 2006  Mar. 31, 2005
-----------------------------------------------------------------------------
Revenues          $ 103,786      $ 129,566      $   253,666    $ 311,549

Cost of revenue      33,873         29,021          114,452       77,604

Gross profit         69,913        100,545          139,214      233,945

Total operating
expenses             60,247         62,776          145,365      173,422

Income (loss)
 from operations      9,666         37,769          (6,151)       60,523

Other income
and (expense)          (238)             -            (585)          (64)

Income taxes              -          6,386               -         6,386

Net income (loss)     9,428         31,383          (6,736)       54,073

Net earnings
(loss) per share          -              -               -             -


     - Revenues and Cost of Revenue-

Revenues are mostly commissions on mortgage loans and are recognized in the period in which the transaction is completed generally at the close of the mortgage loan. A commission receivable may be recorded for revenue earned but not yet collected. We had $103,786 in revenues during our quarter ended March 31, 2006, compared to $129,566 in revenues for the same quarter in 2005, which reflects a decrease of approximately 19% between the two years' third quarters. When comparing the nine month periods, our revenues were $253,666 this year down about 18% from the revenues of $311,549 for the first nine months of our last fiscal year. Reduction in revenues overall for the periods both three and nine months, is mostly a result of a slight reduction in new starts in housing and increase in interests rates. Most of our loans are generated by the builder's market. However, when looking at the nine month period for 2006, there is an increase in our third quarter over our second quarter, with approximately $55,000 in revenues in our second quarter. Our slower second quarter reflects our normal real estate slow down experienced during December and the increased interest rates during that period.

Costs of revenues include credit reports, commission expenses, and loan processing fees. Costs of revenues for our quarter ended March 31, 2006, were $33,873 compared to $29,021 in the quarter ended March 31, 2005. This resulted in a gross profit of $69,913 or 67% in the three months ended March 31, 2006, compared to $100,545 or approximately 78% in the prior year's third quarter. When looking at our nine month comparative periods for March 31, we had costs of revenues of $114,452 in the current fiscal year and $77,604 for the prior year. This resulted in a $139,214 gross margin or about 55% for the nine months ended March 31, 2006, compared to a gross margin of 75% or $233,945 in the prior year's nine month period. Our gross margin, therefore, was considerably higher in both the three and nine month periods ended March 31, 2005, as our direct costs related to sales revenue were lower due to the types of loans we were originating, that is mostly FHA streamline loans, conventional home loans for purchase of new homes, and refinance of conventional home loans. Our mortgage business has shifted to the builders market and includes our "Buyer's Program," which focuses on various services such as investment programs and credit enhancement programs which include down payment assistance and sub-prime loans for buyers with less than perfect credit. Therefore, in the current year's three and nine month period, we experienced higher costs associated with additional services related to credit repair and enhancement services. And, although our margin has suffered a decline between the two years' nine month periods, we have showed improvement at 67% in our third quarter from the 55% profit margin in the overall period.

     - Operating Expenses -

During our three months ended March 31, 2006, our total operating expenses were $60,247 and included general and administrative expenses of $43,618 and sales and marketing expenses of $16,629; during the comparative quarter of the prior year our total operating expenses were consistent with the current year at $62,776 and were comprised of higher general and administrative expenses at $50,217 and lower sales and marketing costs of $12,559. When comparing the nine month operating expenses, the current year had $145,365 in total operating expenses with $100,775 attributable to general and administrative and $44,590 in sales and marketing which was entirely comprised of advertising costs; the prior year nine month period saw higher operating expenses of $173,422 with $155,392 in general and administrative expenses and only $18,030 expended on marketing. General and administrative expenses decreased between 2006 and 2005 in both the three and ninth month periods especially during the nine month period where it reduced by a third. The majority of operating expenses during the current fiscal year consisted of activities conducted by our principal officer and included, legal, accounting and other professional fees associated with maintaining operations, as well as complying with reporting obligations and a monthly lease obligation of $2,950 which totaled $19,064 at the end of the period. The prior year period saw much higher general and administrative expenses due to ongoing efforts of the then officers and directors efforts to identify and acquire a new business and higher legal and accounting expenses associated with the acquisition of that business, Hutton Financial Services, in early December 2004. It also includes general and administrative expenses associated with gearing up the new business operations and shifting our mortgage business operations from conventional and FHA loan origination to the builders market.

    -  Net Income(Loss) -

We experienced income from operations of $9,666 in the three month period ended March 31, 2006, compared to income of $37,769 in that period of 2005; our nine month period ended March 31, 2006 recorded a loss from operations of $6,151 compared to a gain of $60,523 in the prior year nine months. Our net income before taxes in the third quarter of 2006 decreased to $9,428 with the addition of an interest expense of $238; in the nine month period of 2006 our net loss before taxes increased to $6,736 as a result of a $585 interest expense which occurred in the nine month period. In the prior year's third quarter, our net income(loss) before taxes did not change from total income from operations of $37,769 as we had no other income (expenses) in that quarter; however, we did have a tax expense of $6,386 which did not occur in the current years first quarter reducing our net income at March 31, 2005 to $31,383. During the nine months ended March 31, 2006, our net income decreased to $54,073 due to that same income tax expense which occurred during the third quarter. Therefore, although our net income has reduced in our current year due to lower revenues and both higher costs of sales and operating expenses, we have shown an improvement in the third quarter.

Liquidity and Capital Resources
--------------------------------

Balance Sheet - the following chart summarizes our balance sheets at March 31, 2006.

                      Summary Balance Sheet
                      ----------------------


                                 For the quarter ended  For the year ended
                                 March 31,  2006        June 30, 2005
------------------------------------------------------------------------------
Cash and cash equivalents        $    13,086            $   4,833

Commissions receivable           $        -             $   7,689

Total current assets             $    13,086            $  12,522

Net Fixed assets                 $     6,498            $   7,949

Total assets                     $    20,790            $  20,471

Total liabilities                $    19,739            $  12,684

Accumulated deficit              $   (7,473)            $    (737)

Total stockholders
 equity (deficit)                $    1,051             $   7,787


At March 31, 2006, our total current assets were $13,086 and consisted of cash. Our fixed assets consisted of property and equipment of $ 10,620 less accumulated depreciation of $4,122. Our total assets at March 31, 2006, were $20,790, nearly the same as our June 30, 2005 fiscal year end when we recorded total assets of $20,471.

Liabilities at March 31, 2006 were $19,739, consisting of accounts payable of $2,243, notes payable to our president and CEO of $13,366, which was used as operating capital, and a note payable to a non-related party of $4,130. Our CEO loaned Hutton Financial Services a total of $42,126 during our nine months ended March 31, 2006, of which all but $13,366 has been repaid at March 31, 2006. The unpaid balance is unsecured, payable on demand, and at an interest rate of 6% per annum. In addition, an unrelated party paid out a total of $4,088 during our third quarter in exchange for a convertible note with imputed interest of 6%. The note is payable on or before December 31, 2006 and is convertible into common shares anytime after that date but no later than December 31, 2007 at a share price of the bid price of the stock on the date of the conversion. If there is no bid price on the conversion date, the note may be converted into 82,000 shares. Our liabilities at our year end were $12,684.

    - Financing -

During our nine months ended March 31, 2006 cash flows from operations resulted in negative cash flows of $2,589; investments in equipment and furniture utilized an additional $972. Financing activities consisting of loans from related and non-related parties provided us with $11,814.

Since inception, we have funded our development, acquisitions and ongoing operations mostly through sales of our common stock. Since our acquisition of Hutton Financial Services, we also rely on cash flows from operations. In addition, we rely on related parties to loan or advance us cash and/or services to take care of cash shortfalls when they occur as they did during this current quarter. Related party payables are unsecured, bear an interest rate of 6% and are due on demand. In this current quarter we also received a small loan from a non-related party.

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

     - Acquisition of Subsidiary through Issuance of Common Stock -

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

Specifically, we depend on a very narrow target market, the building market, and we must respond quickly if the local economy significantly changes regarding new housing starts. We were positively affected by last year's hurricanes, which provided us with increases in revenues due to an influx of people to the geographical area stimulating new home purchases. However, there has been a slow down and new housing starts have decreased nationally during the current quarter and interest rates have increased. Therefore, if the local builders market is compromised due to extreme weather situations, building supply shortages, slow downs in the housing market, or interest rate increases, it could impact us in a negative manner.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

During our third quarter, on January 12, 2006, we filed our FORM 8A for Registration of Certain Classes of Securities Pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934, as amended.

ITEM 6.  EXHIBITS

Exhibit
Number                Title
------------------------------------------------------------------------
 2.0       Agreement and Plan of Reorganization, dated December 15,
           2004 between Geraco, Inc. and Hutton Financial Services,
           Inc. (Filed as part of Form 8K on December 20, 2004.)

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


                                     HUTTON HOLDINGS CORPORATION
                                     (Registrant)


DATE: May 19, 2006
                                     /s/ Doug Goff
                               By:______________________________________
                                     Douglas Goff
                                     President, Chief Executive Office, Chief
                                     Financial Officer and Director