Form 10KSB
period 2006-06-30
HUTTON HOLDINGS CORP
filed 2006-11-14
CIK 1156833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2006

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

HUTTON HOLDINGS CORPORATION

(Name of Small Business Issuer in its Charter)

Nevada	000-51724	87-1578749
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

3945 So. Wasatch Dr., #282, Salt Lake City, Utah 84124

(Address number principal executive offices)

(801)-244-2423

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) ;  and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]    No  [  ]

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X ]

State issuer's revenue for its most recent fiscal year: $338,408.

A market value of the voting stock held by non-affiliates cannot be determined because the registrant does not have a trading market.

As of November 1, 2006 the registrant had 25,521,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [  ] No [X]

TABLE OF CONTENTS

PART I

Item 1.

Description of Business

2

Item 2.

Description of Property

6

Item 3.

Legal Proceedings

6

Item 4.

Submission of Matters to a Vote of Security Holders

6

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

7

Item 6.

Management’s Discussion and Analysis

7

Item 7.

Financial Statements

11

Item 8.

Changes in and Disagreements with Accountants on Accounting

and Financial Disclosure

24

Item 8A.

Controls and Procedures

24

Item 8B.

Other Information

24

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons,

Compliance with Section 16(a) of the Exchange Act

24

Item 10.

Executive Compensation

26

Item 11.

Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters

26

Item 12.

Certain Relationships and Related Transactions

27

Item 13.

Exhibits

27

Item 14.

Principal Accountant Fees and Services

28

Signatures

29

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

History

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

Acquisition of Hutton Financial Services

On December 15, 2004, in an arms length transaction not involving any affiliates or related parties, we completed the acquisition of all the issued and outstanding stock of Hutton Financial Services, Inc. (“Hutton Financial”), a Nevada Corporation, in exchange for 20,000,000 restricted shares of our common stock, par value $0.001 per share. Hutton Financial Services, Inc. became a wholly owned subsidiary. We also changed our name to Hutton Holdings Corporation, changed our officers and directors and experienced a change in control.   The acquisition also resulted in a new business direction, mortgage brokerage services.  The discussion under “Our Business” below relates to our mortgage brokerage business as conducted during our fiscal year ended June 30, 2006.

Subsequent Event:  Letter of Intent with Biovision, Inc.

Subsequent to our fiscal year end, on August 30, 2006, we executed a Letter of Intent with Biovison, Inc., a Delaware corporation (“Biovision”), regarding an Agreement and Plan of Merger.  The Agreement and Plan of Merger contemplates the exchange of shares of our common voting stock for all of the issued and outstanding shares of Biovision by the formation and merger of a wholly owned subsidiary into Biovision, with Biovision being the surviving entity. Simultaneously, the shareholders of Biovision AG, the Swiss operating company, will exchange their shares for common stock of Biovision which will become the parent.  Biovision is an ophthalmic technologies company focusing on the vision correction marketplace.  Assuming the completion of the transaction, our business direction will shift to that of the business of Biovision.

Our Business

General

We are in the business of providing mortgage brokerage services to individuals buying homes. We mainly originate new home loans with a focus on the builder’s market.  Our business is conducted through our wholly owned subsidiary, Hutton Financial Services, which is located in San Antonio, Texas.

Principal Products/Services and their Market

We provide mortgage broker services.  We specialize in the builder’s market by providing our clients with specific programs we call “Buyer’s Programs” for buying and/or investing in new homes.  Our “Buyer’s Program” focuses on various services such as investment programs and credit enhancement programs which include down payment assistance and sub-prime loans for buyers with less than perfect credit.

Prior to 2005, we mostly provided loan origination services for conventional home loans as well as refinance of conventional home loans.  We still have the ability to provide these services, however, our concentration has shifted to the builders market. Therefore, although our market is anyone in the need of a loan for a home, we target individuals who are interested in either investing in or purchasing a new home.  We offer the following:

Investor Programs

We assist local and out-of state buyers in loan origination related to investment in the new homebuilders market.  This also includes current homeowners who wish to begin investing in new homes.  Because we also work with clients who lease new homes as part of their credit enhancement to help re-establish their credit, we are able to provide a pool of lease properties to the benefit of builder, investors and homebuyers.

Buyer Programs

We also assist local buyers in funding new home purchases in the builders market. This program includes assisting buyers with less than perfect credit in enhancing their credit, obtaining sub-prime loans, and with down payment assistance; loan origination for buyers moving up into better properties; or homeowners who wish to become investors themselves.

By concentrating on these related services we are developing relationships with builders, lenders, investors and buyers.

We typically analyze our clients’ needs and financial situation, provide them with written information on our buyer system, and introduce them to one of our buyer programs. For investors and buyers who meet standard qualifications, we then process mortgage loan applications, submit the applications to the lenders, and ultimately get the loan funded.  For buyers with less than perfect credit we work with them in a more long term manner to enhance and repair credit in numerous ways including the lease of a new home to help develop credit for a future home purchase.  We can also assist in down payments, securing sub-prime loans, and helping with long term goals so a buyer with poor credit can become a buyer with good credit able to move up into a better home or become an investor. This also generates refinancing opportunities.  Our clients pay in advance for the property appraisal, and we pay the expenses of credit reports, as well as for processing and underwriting the loan.  We do not underwrite or service any of the loans we originate.

Our market concentrates on the greater San Antonio and Houston, Texas area.  This locale has experienced huge growth that has placed large demands on the new housing industry. We believe that we target a “niche” market and concentrate our marketing with that in mind.

Distribution Methods of our Product/Services

We market our services mainly in the San Antonio and Houston, Texas area.  Our main advertising is “print” which includes some newspaper advertisement but mostly consists of ads in local real estate papers such as Harmon Homes.  We are also diligently building relationships with local builders and lenders which generates referrals.  We also receive referrals from satisfied customers.  All of our services are conducted from our San Antonio office and we rely heavily on telephone, computer and the Internet to service our clientele.

Competitive Business Conditions, Competitive Position in the Industry, Methods of Competition

We compete with a multitude of different business organizations for loan origination market share.  In general, we compete with:

•

national companies which provide such services in connection with bundled real estate services such as Coldwell Banker;

•

companies which provide such services in general such as banks and loan institutions;

•

web-based loan services; and

•

local mortgage brokers in the greater San Antonio, Texas area.

Specifically, however, we do not suffer from a high amount of competition in our locale due to our narrow focus on the builders market.  We do not know of any other mortgage brokerage firms in our locale that specifically concentrate on our particular market.  Currently, our main competition is from builders with their own real estate and mortgage companies.

We have only been in this geographical location for two years and we are small company with significantly less assets, volume of business, and name recognition than many of our broader range competitors.  Our method of competition for loan origination share relies on:

•

focusing on a narrow target market, the builders market;

•

specializing in credit enhancement and real estate investors;

•

developing strong relationships with builders, lenders and client alike; and

•

continuing to develop and perfect our Buyers Program so it is more efficient and effective.

We believe that by earning the trust of the builders in our Buyer Programs we will be able to establish a strong reputation that will provide us with a continual source of potential mortgagees.

There are no significant barriers to entering this market, however, and, it is possible, even likely, that other businesses will attempt to target this particular market at any time. In addition, if this market became less prolific, we would face very intense competition should we begin competing for the broader range of market share.  It is our intention to develop a strong enough relationship with local builder, lenders and clients that we can stay competitive when and if enterprises enter our particular market; and, if the builders market slows down in the San Antonio area it is likely we will respond by expanding into other geographical locations similar to ours, that is, locations where housing is still “under-priced” but inventory has decreased and the builders market is growing, rather than attempting to compete in an economy that has shifted in a way that we can no longer target the builders market.

Source and Availability

We have dozens of lenders where we can submit loan applications.  We are not dependent on any one source for our loans except in the State of California, where we conduct some business and must use a limited number of specific lenders.

Dependence on a Few Major Customers

No.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, Labor Contracts

None.

Need for Government Approval Product or Services

None.

Effect of Existing or Probable Government Regulations

We must be licensed as a mortgage broker in certain states where we conduct business, right now, Texas.  Texas also required us to license our agents individually if they originate loans.  If we choose to conduct operations in other states, we will need to comply with each state’s licensing requirements.

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

Research and Development

None.

Costs of Compliance with Environmental Laws

Not applicable.

Employees

We currently have 5 full time and 2 part time employees. We will hire additional employees only when and if operations require it. In addition, management confers with consultants, attorneys and accountants as necessary. Our president performs the day-to-day administrative task of Hutton Holdings as necessary and works full time managing and performing other services, including loan origination, for Hutton Financial.

Status of any Publicly Announced Product or Services

Pursuant to a Letter of Intent was executed and announced on August 30, 2006, an Agreement and Plan of Merger with Biovision was scheduled to close on or about October 15, 2006.  The closing did not occur and Hutton continues to negotiate with Biovision on such matters as a contemplated reverse split of its outstanding shares, a condition precedent to the transaction.  When and if the transaction is completed, we will change our business direction to ophthalmic technologies with emphasis on presbyopia.

ITEM 2:

DESCRIPTION OF PROPERTY

We lease approximately 2,400 square feet of office space in San Antonio, Texas, sufficient to conduct our mortgage brokerage service.  Our lease agreement for this space expires in August of 2007 with a monthly rental commitment of $2,950.

ITEM 3:

LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2006 fiscal year.  Subsequent to our fiscal year end, the following matters were deemed submitted to a vote of shareholders and adopted through the consent provided by Doug Goff, our sole officer/director and controlling shareholder owning 78.37% of our outstanding shares, regarding certain amendments to our Articles of Incorporation:

•

that our Articles of Incorporation be amended to provide that the Board of Directors has the authority, without shareholder approval, to effect a re-capitalization on a pro-rata basis in the form of a forward or reverse split on our outstanding securities, provided such re-capitalization does not require a further amendment to our Articles of Incorporation; and

•

that our Articles further be amended to provide the Board of Directors with the authority to change our name without shareholder approval to any name that conforms with any business or industry that our Board determines we should engage in or which conforms with the name or names of any properties, businesses or companies acquired by us.

Articles XI and XII of our Articles of Incorporation were amended on September 5, 2006.

PART II

ITEM 5:

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

Market, Holders and Dividends

On March 3, 2005, our shares were cleared for trading on the NASD Over-the-Counter Bulletin Board (OTCBB) under the symbol “HTTH”; as of our fiscal year ended June 30, 2006, no active trading had yet developed nor is there is any guarantee that an active trading market will develop in the near future. We have approximately 67 stockholders of record holding 25,521,000 common shares.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the period covered by this report.

Issuer Purchase of Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 6:

MANAGEMENT’S DISCUSSION AND ANALYSIS

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,”  “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section

27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Hutton’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under “Trends and Uncertainties”, and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Results of Operations

The following discussions are based on the consolidated financial statements for the year ended June 30, 2006 and 2005 for Hutton Holdings Corporation and its wholly owned subsidiary, Hutton Financial Services.  The following discussions are a summary and should be read in conjunction with the financial statements, and notes thereto, included with this report in Item II, Part 7, below.

Comparison of 2006 and 2005 Fiscal Year Operations

	Year Ended June 30, 2006	Year Ended June 30, 2005
Revenues	$338,408	$393,887
Cost of revenues	158,428	108,951
Gross profit	179,980	284,926
Total operating expenses	168,517	267,775
Income from operations	11,463	17,151
Other income (expense)	(103)	(1)
Income taxes	-	-
Net Income (Loss)	11,360	17,150
Net loss per share	-	-

Revenues and Cost of Revenues

Revenues are mostly commissions on mortgage loans and are recognized in the period in which the transaction is completed generally at the close of the mortgage loan. A commission receivable may be recorded for revenue earned but not yet collected. Revenues received in advance of services performed are recorded as either deferred revenues or customer deposits. We had $338,408 in revenues during the year ended June 30, 2006 whereas we had $393,877 in revenues for 2005 which reflects a decrease of approximately 14% between the two years.  The reduction in revenues between the two years is mostly a result of a slight reduction in new starts in housing and an increase in interest rates. Costs of revenues include credit reports, commission expenses, and loan processing fees.  Costs of revenues for our year ended June 30, 2006 were $158,428 for a gross profit of $179,980 or 53%; for the prior year the cost of our revenues was $108,951 resulting in a gross profit of $284,926 or 72%.  Our gross margin, therefore, was considerably higher in the fiscal year ended June 30, 2005. Last year, direct costs related to sales revenues were lower due to the types of loans we were originating, that is mostly conventional home loans for purchase of new homes and refinances of home loans.  Our mortgage business has shifted to the builders market and includes our "Buyer's Program," which focuses on various services such as investment programs and credit enhancement programs which include down payment assistance and sub-prime loans for buyers with less than perfect credit.  Therefore, in the current year we experienced higher costs associated with additional services related to credit repair and enhancement services.

Operating Expenses/Net Income

Operating expenses were almost $100,000 lower during our fiscal year ended June 30, 2006 and totaled $168,517 compared to $267,775 in the prior year.  Operating expenses during the current year included $153,606 for general and administrative, down substantially from $230,911 spend in the prior year; the reduction reflects managements efforts to reduce expenses and focus more on sales and marketing as well as the fact that we experienced higher than usual administrative expenses in 2005 associated with the acquisition of Hutton Financial Services.  Sales and marketing expenses were also lower in the current year at $14,911 compared to $36,864 in the 2005 fiscal year.  Sales and marketing expenses mostly consist of advertising costs.  We spent more on sales and marketing last year as we made a concentrated effort to capture a portion of the new housing market.  The reduced operating expenses this year helped offset our increased cost of sales and resulted in income from operations of $11,463 compared to net operating income in the prior year of $17,151which reflects both the higher gross margin offset by higher operating expenses in that year.  The majority of our expenses in the current year consists of activities conducted by our sole officer/director and included legal, accounting and other professional fees associated with maintaining operations and complying with our reporting obligations. The majority of our general and administrative expenses during the prior year consisted of activities conducted by principal officers and included, legal, accounting and other professional fees associated with maintaining minimal operations, our geared-up search for business opportunities, the completion of our acquisition of Hutton Financial, as well as complying with reporting obligations. It also includes general and administrative expenses associated with our new business operations, which were higher than usual due to relocation expenses. In each year our net income was nearly the same as our operating income.  Our net income this year was $11,360, decreased by a $103 interest expense,

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of June 30, 2006:

 Summary Balance Sheet as of June 30, 2006

Total Current Assets	$ 18,519
Net Fixed Assets	5,541
Other Assets	1,206
Total Assets	25,266
Total Liabilities	6,119
Retained Earnings	10,623
Total Stockholders Equity	19,147

At June 30, 2006, our total assets were $25,266 and consisted of cash of $12, accounts receivable of $18,507, fixed assets consisting mostly of equipment of $5,541 and deposits of $1,206.

Current liabilities at June 30, 2005 were $6,119 and consist of accounts payable of $1,928 and a note payable to a non-related party for $4,191.  During fourth quarter we received $4,088 from a non-related party which is the subject of a convertible note with imputed interest of 6%.  The note is payable on December 31, 2006 and can be converted into shares of our stock after that date but no later than December 31, 2007 at a share price equal to the bid price of our stock on the date of conversion.  If there is no bid price on that date, then the note can be converted into 82,000 shares of our common stock.

Cash Flow Analysis

Cash flows from operations utilized $2,838 during our 2006 fiscal year. Our investing activities included only the purchase of new office equipment for $972.  We also used $1,011 in financing activities, which consisted payments on a related party payable offset by proceeds from a non-related party loan.

Commitments

We have lease commitments of $2,950 per month for our office space. Our lease commenced on September 1, 2005 and expires on August 31, 2007. Our office space comprises approximately 2,400 square feet sufficient to conduct our operations.

Funding our Operations and Development

Since inception, we have funded our development, acquisitions and ongoing operations mostly through sales of our common stock and advances and loans from both related and non-related parties.  Although our current business operations have had sufficient cash flow to sustain existing operations, we have had to rely on some advances from Mr. Goff to help cash flows. We may, therefore, need to raise additional capital from sales of our equity securities if we need to expand our operations, if revenues from operations become inadequate, or to complete a merger or acquisition of a new business.  There is no assurance we will be able to obtain future debt or equity financing as needed, or that any offered financing terms will be acceptable to us.

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

Funding of Future Acquisitions

We will likely fund future acquisitions with the issuance of our common stock including the contemplated acquisition of Biovision which was scheduled to close on or about October 15, 2006 but as of the date hereof has not been consummated.

Off-Balance Sheet Arrangements

None.

Trends and Uncertainties

Our prospects must be considered in light of the risks, difficulties, and expenses frequently encountered by companies in their early stage of development, particularly companies in rapidly changing markets such as ours without significant barriers to entrance. To address these risks, we must, among other things, maintain existing and develop new relationships with real estate brokers, builders and potential residential customers in the general public; maintain and develop relationships with builders in our locale; implement and successfully execute our business and marketing strategy especially our “buyers programs”; continue to develop and upgrade transaction-processing systems; provide quality customer service; respond to competitive developments; and attract, retain and motivate qualified personnel. There can be no assurance we will be successful in addressing such risks, and the failure to do so would seriously harm our business, financial condition, and results of operations. Our current and future expense levels are based on our planned operations and estimates of future revenues. Revenue and operating results generally depend upon the volume and timing of mortgages originated and real estate closings completed, which are rather difficult to forecast. In view of the changing nature of both the financial services industry and the overall national economy, we are unable to accurately forecast revenues. Threats of increased interest rates can be a two edged sword with sudden pushes to buy and/or refinance before rates increase, which are not sustained.  Accordingly, we believe that period-to-period comparisons of our operating results are not very meaningful and should not be relied upon as an indication of future performance.

Some of the following conditions could have a material impact on our short or long-term liquidity:

•

general risks associated with providing services in the mortgage lending industries;

•

any failure to obtain additional working capital when needed;

•

loss of key personnel and dependence on employees to generate  business;

•

dependence on favorable lending interest rates and other general economic conditions;

•

lack of market acceptance of our services or a change in our  relatively narrow market;

•

inability to compete in the intensely competitive nature of mortgage lending businesses;

•

management of the our growth in an effective manner;

•

and dependence on a healthy national residential housing market.

Specifically, we depend on a very narrow target market, the building market, and we must respond quickly if the local economy significantly changes regarding new housing starts.

We have retained earnings as of June 30, 2006 of only $10,623.  There are several factors which raise a substantial doubt as to our ability to continue as a going concern.  Our auditors have indicated such doubt in both their report and in Note 1 of the accompanying financial statements.  This is due to our need to supplement our cash flows from operations with additional financing to finance our business activities on an ongoing basis.

ITEM 7.

FINANCIAL STATEMENTS

HUTTON HOLDINGS CORPORATION

Financial Statements

June 30, 2006

TABLE OF CONTENTS

Page

Independent Auditor’s Report

12

Consolidated Balance Sheet - June 30, 2006

13

Consolidated Statements of Operations for the Years Ended June 30, 2006 and 2005

14

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2006 and 2005

15

Consolidated Statements of Cash Flows for the Years Ended June 30, 2006 and 2005

16-17

Notes to Consolidated Financial Statements

18-23

Robison, Hill & Co.	Certified Public Accountants
A PROFESSIONAL CORPORATION
Brent M. Davies, CPA
David O. Seal, CPA
W. Dale Westenskow, CPA
Barry D. Loveless, CPA
Stephen M. Halley, CPA

INDEPENDENT AUDITOR'S REPORT

Hutton Holdings Corporation

We have audited the accompanying consolidated balance sheet of  Hutton Holdings Corporation as of June 30, 2006, and the related consolidated statements of operations and cash flows for the year ended June 30, 2006  and the statement of stockholders’ equity for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Hutton Holdings Corporation as of June 30, 2005, were audited by other auditors whose report dated September 16, 2005, on those statements included an explanatory paragraph referring to the matters in note 2 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hutton Holdings Corporation   as  of  June 30, 2006 and the results of its operations and its cash flows for the year ended June 30, 2006 are in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s revenues have been declining and the Company has generated negative cash flows from operations which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

 /s/ Robison, Hill & Co.

Certified Public Accountants

Salt Lake City, Utah

November 13, 2006

1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050

Telephone 801/272-8045, Facsimile 801/277-9942

HUTTON HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30,
2006
ASSETS

Current Assets
Cash & Cash Equivalents	$ 12
Accounts Receivable	18,507
Total Current Assets	18,519

Fixed Assets:
Property & Equipment	10,620
Less Accumulated Depreciation	(5,079)
Net Fixed Assets	5,541

Other Assets:
Deposits	1,206

Total Assets	$ 25,266

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$ 1,928
Note Payable	4,191
Total Liabilities	6,119

STOCKHOLDERS' EQUITY
Preferred Stock, Par value $.001
Authorized 10,000,000 shares
No shares issued	-
Common Stock, Par value $.001
Authorized 50,000,000 shares,
Issued 25,521,000 shares	25,521
Additional Paid-In Capital	(16,997)
Retained Earnings	10,623
Total Stockholders' Equity	19,147

Total Liabilities and Stockholders' Equity	$ 25,266

The accompanying notes are an integral part of these financial statements

HUTTON HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2006 and 2005

	June 30,
	2006	2005

Revenue	$ 338,408	$ 393,877

Cost of Sales	158,428	108,951

Gross Margin	179,980	284,926

Expenses
General & Administrative	153,606	230,911
Sales & Marketing	14,911	36,864

Total Operating Expenses	168,517	267,775

Operating Income	11,463	17,151

Other Income (Expenses):
Interest	(103)	(1)

Net Income	$ 11,360	$ 17,150

Basic & Diluted Income Per Share	$ 0.00	$ 0.00

Weighted Average Shares	25,521,000	25,521,000

The accompanying notes are an integral part of these financial statements

HUTTON HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2006 and 2005

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Equity	Equity
Balance June 30, 2003	1,000,000	$ 1,000	$ -	$ (38,306)	$ (37,306)

Recapitalization with Geraco, Inc.	24,521,000	24,521	(16,997)	(6,010)	1,514

Net income for the year ended June 30, 2004	-	-	-	26,430	26,430

Balance at June 30, 2004	25,521,000	25,521	(16,997)	(17,886)	(9,362)

Net income for the year ended June 30, 2005	-	-	-	17,149	17,149

Balance at June 30, 2005	25,521,000	25,521	(16,997)	(737)	7,787

Net Income for the year ended June 30, 2006	-	-	-	11,360	11,360

Balance at June 30, 2006	25,521,000	$ 25,521	$ (16,997)	$ 10,623	$ 19,147

The accompanying notes are an integral part of these financial statements

HUTTON HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2006 and 2005

	June 30,
	2006	2005

Cash Flows From Operating Activities:
Net Income	$ 11,360	$ 17,150
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	3,380	1,698
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable	(5,657)	7,586
(Increase) Decrease in Accounts Receivable	(10,818)	(7,688)
(Increase) Decrease in Deposits	(1,206)	-
Increase (Decrease) in Accrued Interest	103	-
Net Cash provided from (used in) Operating Activities	(2,838)	18,746

Cash Flows From Investing Activities:
Purchase of Equipment & Furniture	(972)	(9,648)
Net Cash Used In Investing Activities	(972)	(9,648)

Cash Flows From Financing Activities:
Proceeds(Payments) on Related Party Note Payable	(5,099)	(11,626)
Proceeds from Note Payable	4,088	-
Contributed Capital	-	187
Net Cash provided from (used in) Financing Activities	(1,011)	(11,439)

Net (Decrease) Increase In Cash	(4,821)	(2,341)

Cash at Beginning of Period	4,833	7,174

Cash at the End of Period	$ 12	$ 4,833

[Continued]

HUTTON HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
For the Years Periods Ended June 30, 2006 and 2005

	June 30,
	2006	2005
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$ 2	$ 64
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Hutton Holdings Corporation is presented to assist in understanding the Company's financial statements.  The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Nature of Operations and Going Concern

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a “going concern”, which assume that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has accumulated retained earnings of approximately $10,623 as of June 30, 2006 and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

The Company’s future capital requirements will depend on numerous factors including, but not limited to, the development and success of the Company’s mortgage operations.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a “going concern”.  While management believes that the actions already taken or planned, will mitigate the adverse conditions and events which raise doubt about the validity of the “going concern” assumption used in preparing these financial statements, there can be no assurance that these actions will be successful.

If the Company were unable to continue as a “going concern”, then substantial adjustments would be necessary to the carrying values of assets, the reported amounts of its liabilities, the reported expenses, and the balance sheet classifications used.

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

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Nature of Business

As a result of the December 15, 2004 acquisition of Hutton Financial Services, Inc. the Company has entered into the residential mortgage loan business. More specifically, the Company will originate residential home loans, focusing on conventional home loans for the purchase of new homes and the refinance of conventional home loans.

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

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, and accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  The Company has no long-lived assets as of June 30, 2006

Advertising Costs

The Company expenses advertising costs as incurred.  For the year ending June 30, 2006, the Company incurred advertising costs of $14,911 compared to $36,864 for 2005.

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

Income (Loss) per Share

Basic income (loss) per share has been computed by dividing the income or loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at June 30, 2006 and 2005.

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recent Accounting Standards

In May 2005, the FASB issued SFAS No.  154, "Accounting for Changes and Error Corrections - a replacement of APB No.  20 and FASB Statement No.  3." This statement   modifies  the  reporting  of  changes  in   accounting   principles, reclassifies  changes  and  principle  in the  absence  of  explicit  transition guidance.   This statement also provides guidance for determining whether retrospective application of a change in accounting principle is impracticable. This statement is effective for accounting changes and corrections for fiscal years beginning after December 15, 2005. Management does not believe that the adoption of this policy will have any effect on its financial statements.

In February 2006, The FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140." This statement amends FASB 133, Accounting for Derivative Instruments and Hedging Activities and Statement and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The  statement  permits  fair  value  remeasurement  for  any  hybrid  financial instrument that contains an embedded  derivative  that would  otherwise  require bifurcation,  clarifies which interest only strips and principal are not subject to  the  requirements  of Statement  133,  establishes  a  requirement  to evaluate interest in  securitized  financial  assets,  clarifies that  concentrations  of credit risk in the form of subordination are not embedded derivatives and amends statement  140 to eliminate  the  prohibition  on a  qualifying  special-purpose entity from holding a derivative  financial  instrument to a beneficial interest other than another derivative financial  instrument.  The statement is effective for fiscal years beginning after September 15, 2006.  Management does not expect this statement to have any material effect on its financial statements.

In March 2006 the FASB issued SFAS No.  156 "  Accounting  for   Servicing  of Financial  Instruments - an amendment of FASB No.140,  Accounting  for Transfers and Servicing of Financial  Instruments and Extinguishments of Liabilities.  The statement  requires  an entity  to  recognize  a  servicing  asset or  servicing liability  each time it undertakes an obligation to service an asset by entering into a servicing contract,  requires all separately  recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an  entity  to choose  either  the  amortization  method  or fair  market  value measurement  method  for  subsequent  measurement  periods  for  each  class  of separately  recognized  servicing  assets and servicing  liabilities,  permits a one-time reclassification of available-for-sale securities to trading securities by entities  with  recognized  servicing  rights at its initial adoption,  and requires  separate  presentation of servicing  assets and servicing  liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

NOTE 2 - INCOME TAXES

As of June 30, 2006, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $4,732 that may be offset against future taxable income through 2025.  Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.  No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carry-forwards will expire unused.  Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

	2005	2004
Net Operating Losses	710	2,414
Valuation Allowance	(710)	(2,414)
	-	-

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2005	2004
Provision (Benefit) at US Statutory Rate	1,465	2,572
Increase (Decrease) in Valuation Allowance	(1,465)	(2,572)
	-	-

The Company evaluates its valuation allowance requirements based on projected future operations. When circumstances change and causes a change in management's judgment about the recoverability of deferred tax assets, the impact of the change on the valuation is reflected in current income.

NOTE 3 - COMMITMENTS

On September 1, 2005, the Company entered into a two-year lease agreement for its office space. The lease expires on August 31, 2007.  The monthly rental commitment is $2,950.  The lease expense for the year ended June 30, 2006 was $28,870. The following is a schedule of the minimum annual rental payments for the two-year lease period:

Minimum Annual
August 31,	Rental Payments
2006	35,400
2007	35,400
Total	$70,800

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 4 - RELATED PARTY TRANSACTIONS

During the year ended June 30, 2006, the Company’s President was paid $18,720 for his services.

During the year ended June 30, 2006, the President’s wife, was paid $27,268 for her administrative services to the Company.

During the year ended June 30, 2006, the President’s mother supplied advertising services in the amount of $400 to the Company.

NOTE 5 – NOTES PAYABLE

During the year ended June 30, 2006, Dominion Worldwide, Inc. paid $4,088 on behalf of the Company in exchange for a convertible note.  Interest has been imputed at a rate of 6%.  The note is payable on December 31, 2006.  The principal amount of the note is convertible into shares of the Company’s common stock anytime after December 31, 2006, but no later than December 31, 2007 at a share price that is equal to the bid price of the stock on the date of the conversion.  If there is no bid price on the date of conversion, then the note shall be converted into 82,000 common shares of the Company’s stock.

NOTE 6 - PROPERTY

        The major classes of assets as of June 30, 2006 are as follows:

Asset Class	Cost	Accumulated Depreciation	Net Book	Method/Life
Furniture & Equipment	$ 9,648	$ (4,878)	$ 4,770	MACRS/5
Printer	972	(201)	771	MACRS/3
Total	$ 10,620	$ (5,079)	$ 5,541

        Depreciation expense was $3,380 and $1,698 for the years ended June 30, 2006 and 2005, respectively.

NOTE 7 – SUBSEQUENT EVENT

Subsequent to our fiscal year end, on August 30, 2006, we executed a Letter of Intent with Biovison, Inc., a Delaware corporation (“Biovision”), regarding an Agreement and Plan of Merger.  The Agreement and Plan of Merger contemplates the exchange of shares of our common voting stock for all of the issued and outstanding shares of Biovision by the formation and merger of a wholly owned subsidiary into Biovision, with Biovision being the surviving entity. Simultaneously, the shareholders of Biovision AG, the Swiss operating company, will exchange their shares for common stock of Biovision which will become the parent.  Biovision is an ophthalmic technologies company focusing on the vision correction marketplace.  Assuming the completion of the transaction, our business direction will shift to that of the business of Biovision.   As of November 13, 2006 the contemplated Agreement and Plan f Merger and all of its provisions have not been completed.

ITEM 8:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:

 CONTROLS AND PROCEDURES

Our chief executive officer who also acts as our chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this report and concluded that our controls and procedures are effective.

During the fourth quarter of the year ended June 30, 2006, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

ITEM 8B:

 OTHER INFORMATION

On August 30, 2006, we reported on a Form 8-K Current Report the execution of a Letter of Intent to acquire Biovision for a yet undetermined number of our common shares.   The transaction, which would be effected through a wholly owned subsidiary formed by Hutton, would result in the acquisition of all of the outstanding shares of Biovision with Biovision being the surviving entity. The transaction has not yet consummated.

PART III

ITEM 9:

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Officers and Directors

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name

 Age

 Position Held

Director Since

Doug Goff

57

Director, President,

 Dec. 2004

Secretary/Treasurer

Principal Executive and

Financial Officer

Mr. Goff has been operating Hutton Financial Services, Inc. since its inception in 1996 and continues to operate it since our acquisition of that company in December of 2004. Prior to this, Mr. Goff was co-founder of Quantex International, Inc. an electronic goods and services company. As president he managed sales growth of the company from start-up to $6-million dollars in three years.  Mr. Goff received his bachelor’s degree in business finance and marketing from the University of Utah.

Involvement in Other Public Companies

Doug Goff is not involved in any other public companies.

Term of Office

The term of office for our directors is one year, or until a successor is elected and qualified at the Company's annual meeting of shareholders, subject to ratification by the shareholders.  The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the Board.

Family Relationships

None

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time.  Accordingly, we do not have an audit committee financial expert serving on an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common shares are registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended June 30, 2006, we believe that all required forms were filed timely.

Code of Ethics

We have adopted a code of ethics for our principal executive and financial officers. Our code of ethics was filed as an exhibit to our 10-KSB for the year ended June 30, 2005.

No Involvement in Certain Legal Proceedings

During the past five years, no director, officer, promoter or control person:

•

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

•

was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor  offenses);

•

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from or otherwise limiting  his/her involvement in any type of business, securities or  banking  activities;

•

was found by a court of competent jurisdiction in a civil action, by the Securities and Exchange Commission or the Commodity Futures Trading Commission, to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

ITEM 10:

EXECUTIVE COMPENSATION

Compensation

Douglas Goff, our Chief Executive Officer receives compensation in the form of salary/commissions for services performed in his capacity as manager/loan officer of our subsidiary, Hutton Financial.  He has not received any other cash compensation or bonuses, stock appreciation rights, long-term compensation, stock awards or long-term incentive rights since the time when he became an officer/director of Hutton Holdings. Mr. Goff received $ $18,720 in compensation from Hutton Financial during this 2006 fiscal year and $33,000 during our 2005 fiscal year.  Gerald Curtis, our former Chief Executive Officer who resigned in December of 2004, did not receive any compensation during the portion of fiscal year ended June 30, 2005 in which he served, nor during the year ended June 2004.

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

ITEM 11:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 25,521,000 shares of common stock outstanding as of June 30, 2006.

CERTAIN BENEFICIAL OWNERS

Name and Address of

Number of Shares of

Beneficial Owners

Common Stock

 Percentage of Class

Doug Goff

20,000,000

78.37%

13300 Old Blanco Rd., Suite 147

San Antonio TX 78216

Gerald D Curtis

8434 68th Street, Arvada CO

2,000,000

 7.84%

MANAGEMENT

Name and Address of

Number of Shares of

Beneficial Owners

Common Stock

 Percentage of Class

Doug Goff

20,000,000

78.37%

President, CEO, CFO &

Director (same address as above)

All Executive Officers

& Directors as a Group (1 person)

 20,000,000

78.37%

Changes in Control

There are no present contractual arrangements or pledges that may result in a change of control.  However, following an unsolicited offer, on June 30, 2006, we executed a non-binding Letter of Intent to acquire a privately held corporation, Biovision,  that expired on July 31, 2006.  On August 30, 2006 the parties executed an amended Letter of Intent, which, if consummated, would result in a change of control with Biovision shareholders owning approximately 82% of the post-merger shares.  The contemplated closing date of the acquisition transaction was October 15, 2006 although the transaction has not yet closed.  The parties continue to negotiate regarding a reverse split or our outstanding shares.

ITEM 12:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Goff became a related party upon the receipt of 20,000,000 shares in the acquisition transaction of Hutton Financial. The transaction was an arms length transaction.  At that time he also became our sole director/officer and the Company had a change of control.

We have not engaged in any transactions in excess of $60,000 during the past two years involving our executive officers, directors, 5% or more stockholders or immediate family members of such persons. The following transactions with management occurred in the past two years which were under the $60,000 threshold:

•

We compensate Mr. Goff for services performed in his capacity as manager and mortgage broker of Hutton Financial, our wholly owned subsidiary, at a wage that we believe is both fair and usual in the industry; Mr. Goff received compensation of $18,720 in 2006 and $33,000 in 2005

•

Mr. Goff loaned Hutton us approximately $5,000 in 2004; the loan was unsecured, had an interest rate of 6% per annum, was due on demand, and was repaid during this fiscal year.

•

Doug Goff’s mother supplies some advertising services to Hutton totaling $400 in the current year.

•

Doug Goff’s spouse, CareyLyn Goff, is employed by Hutton Financial and received $27,268 in compensation during the fiscal year ended June 30, 2006, for services performed for Hutton Financial

ITEM 13:

EXHIBITS

Number                Title

 2.1

Agreement and Plan of Reorganization, dated December 15, 2004 between Geraco, Inc. and Hutton

Financial Services, Inc. (Filed as part of Form 8K on December 20, 2004.)

 3.1

Articles of Incorporation  (filed as Exhibit 2.1 to Form SB-2 on August 9, 2001)

3.2

Certificate of Amendment of Articles of Incorporation filed with the State of Nevada on December 17, 2004  (filed as Exhibit 3.1 of Form 8-K/A on January 31, 2004)

3.3

Certificate of Amendment of Articles of Incorporation filed with the State of Nevada on September 20, 2006 *

 3.4

Bylaws  (filed as Exhibit 2.2 to Form SB-2 on August 9, 2001)

10.1

Lease dated June 16, 2004   (to be filed by amendment)

10.2

Amendment to Lease dated September 7, 2005 (to be filed by amendment)

10.3

Convertible Note: $4,088*

14.1

Code of Ethics (filed as Exhibit 14.1 of Form 10-KSB for our year ended June 30, 2005 on September 28,

2005)

31.1

Certification of Principal Executive and Financial Officer as adopted pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002. *

32.1

Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1

Press Release dated August 30, 2006 (filed as Exhibit 99.1 to Form 8K on August 30, 2006)

* Filed herewith

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our reports on Form 10-QSB and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $4,400 for our year ended June 30, 2005 and $8,195 for our fiscal year ended June 30, 2006.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $0 for our year ended June 30, 2005 and 2006.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $-0- for fiscal year ended June 30, 2005 and

$ -0- for fiscal year ended June 30, 2006 and consisted of tax preparation services.

All Other Fees

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

Audit Committee

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2006

 HUTTON HOLDINGS CORPORATION

By:   /s/ Douglas Goff                                                 .

Douglas Goff

President, Secretary/Treasurer & Director

Principal Executive and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2006

  /s/ Douglas Goff

Douglas Goff

President, Secretary/Treasurer & Director

Principal Executive and Financial Officer

29