Form 10QSB
period 2006-09-30
HUTTON HOLDINGS CORP
filed 2006-11-20
CIK 1156833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:  SEPTEMBER 30, 2006

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

Yes   [   ]   No [X]

As of November 1, 2006 the registrant had 25,521,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [   ]   No [X]

TABLE OF CONTENTS

PART I

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis or Plan of Operation

13

Item 3.

Controls and Procedures

16

PART II

Item 1.

Legal Proceedings

16

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

16

Item 3.

Defaults Upon Senior Securities

16

Item 4.

Submission of Matters to Security Holders

16

Item 5.

Other Information

17

Item 6.

Exhibits

17

Signatures

18

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

HUTTON HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)

September 30,
2006
ASSETS

Current Assets
Cash & Cash Equivalents	$ 1,735
Total Current Assets	1,735

Fixed Assets:
Property & Equipment	10,620
Less Accumulated Depreciation	(5,685)
Net Fixed Assets	4,935

Other Assets:
Deposits	1,206

Total Assets	$ 7,876

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$ 2,523
Note Payable	4,254
Total Liabilities	6,777

STOCKHOLDERS' EQUITY
Preferred Stock, Par value $.001
Authorized 10,000,000 shares
No shares issued	-
Common Stock, Par value $.001
Authorized 50,000,000 shares,
Issued 25,521,000 shares	25,521
Additional Paid-In Capital	(16,997)
Accumulated Deficit	(7,425)
Total Stockholders' Equity	1,099

Total Liabilities and Stockholders' Equity	$ 7,876

The accompanying notes are an integral part of these financial statements

HUTTON HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended September 30, 2006 and 2005
(Unaudited)

	September 30,
	2006	2005

Revenue	$ 68,048	$ 94,208

Cost of Sales	29,999	25,305

Gross Margin	38,049	68,903

Expenses
General & Administrative	53,479	52,567
Sales & Marketing	2,555	16,312

Total Operating Expenses	56,034	68,879

Operating Income (Loss)	(17,985)	24

Other Income (Expenses):
Interest	(63)	-

Net Income (Loss)	$ (18,048)	$ 24

Basic & Diluted Income (Loss) Per Share	$ -	$ -

Weighted Average Shares	25,521,000	25,521,000

The accompanying notes are an integral part of these financial statements

HUTTON HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended September 30, 2006 and 2005
(Unaudited)

	September 30,
	2006	2005

Cash Flows From Operating Activities:
Net Income (Loss)	$ (18,048)	$ 24
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	606	929
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable	595	(4,769)
(Increase) Decrease in Accounts Receivable	18,507	7,689
Increase (Decrease) in Accrued Interest	63	-
Net Cash provided from (used in) Operating Activities	1,723	3,873

Cash Flows From Investing Activities:
Purchase of Equipment & Furniture	-	(3,146)
Net Cash Used In Investing Activities	-	(3,146)

Cash Flows From Financing Activities:	-	-
Net Cash provided from (used in) Financing Activities	-	-

Net (Decrease) Increase In Cash	1,723	727

Cash at Beginning of Period	12	4,834

Cash at the End of Period	$ 1,735	$ 5,561

[Continued]

HUTTON HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
For the Three Months Periods Ended September 30, 2006 and 2005
(Unaudited)

	September 30,
	2006	2005
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has an accumulated deficit of approximately $7,425 as of September 30, 2006 and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

SEPTEMBER 30, 2006

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

SEPTEMBER 30, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, and accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  The Company has no impairment of long-lived assets as of September 30, 2006

Advertising Costs

The Company expenses advertising costs as incurred.  For the year ending September 30, 2006, the Company incurred advertising costs of $2,555 compared to $16,312 for 2005.

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

Income (Loss) per Share

Basic income (loss) per share has been computed by dividing the income or loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years.  There were no common equivalent shares outstanding at September 30, 2006 and 2005.

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

SEPTEMBER 30, 2006

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

	2005	2004
Net Operating Losses	$ 710	$ 2,414
Valuation Allowance	(710)	(2,414)
	$ -	$ -

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2005	2004
Provision (Benefit) at US Statutory Rate	$ (1,465)	$ 2,572
Increase (Decrease) in Valuation Allowance	1,465	(2,572)
	$ -	$ -

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

NOTE 3 - COMMITMENTS

On September 1, 2005, the Company entered into a two-year lease agreement for its office space. The lease expires on August 31, 2007.  The monthly rental commitment is $2,950.  The lease expense for the year ended June 30, 2006 was $28,870. The following is a schedule of the minimum annual rental payments for the two-year lease period:

Minimum Annual
August 31,	Rental Payments
2006	$ 35,400
2007	35,400
Total	$ 70,800

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 4 - RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2006, the Company’s President was paid $18,633 for his services.

During the three months ended September 30, 2006, the President’s wife, was paid $8,200 for her administrative services to the Company.

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

NOTE 6 - PROPERTY

        The major classes of assets as of September 30, 2006 are as follows:

Asset Class	Cost	Accumulated Depreciation	Net Book	Method/Life
Furniture & Equipment	$ 9,648	$ (5,355)	$ 4,293	MACRS/5
Printer	972	(330)	642	MACRS/3
Total	$ 10,620	$ (5,685)	$ 4,935

Depreciation expense was $606 and $929 for the three months ended September 30, 2006 and 2005, respectively.

NOTE 7 – SUBSEQUENT EVENT

Subsequent to our fiscal year end, on August 30, 2006, we executed a Letter of Intent with Biovison, Inc., a Delaware corporation (“Biovision”), regarding an Agreement and Plan of Merger.  The Agreement and Plan of Merger contemplates the exchange of shares of our common voting stock for all of the issued and outstanding shares of Biovision by the formation and merger of a wholly owned subsidiary into Biovision, with Biovision being the surviving entity. Simultaneously, the shareholders of Biovision AG, the Swiss operating company, will exchange their shares for common stock of Biovision which will become the parent.  Biovision is an ophthalmic technologies company focusing on the vision correction marketplace.  Assuming the completion of the transaction, our business direction will shift to that of the business of Biovision. As of the date of this report, the contemplated Agreement and Plan of Merger and all of its provisions have not been completed.

ITEM 2:

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OR OPERATION

General

We are in the business of providing mortgage brokerage services to individuals buying homes. We mainly originate new home loans with a focus on the builder’s market.  Our business is conducted through our wholly owned subsidiary, Hutton Financial Services, which is located in San Antonio, Texas.  We specialize in the builder’s market by providing our clients with specific programs we call “Buyer’s Programs” for buying and/or investing in new homes.  Our “Buyer’s Program” focuses on various services such as investment programs and credit enhancement programs which include down payment assistance and sub-prime loans for buyers with less than perfect credit

Results of Operations

The following discussions are based on the consolidated financial statements for the period ended September 30, 2006 and 2005 for Hutton Holdings Corporation and its wholly owned subsidiary, Hutton Financial Services.  The following discussions are a summary and should be read in conjunction with the financial statements, and notes thereto, included with this report in Item 1, Part I, above

Comparison of  Three Months Ended September 2006 and 2005 Operations

	September 30, 2006	September 30, 2005
Revenues	$ 68,048	$ 94,208
Cost of revenues	29,999	25,305
Gross profit	38,049	68,903
Total operating expenses	56,034	68,979
Income (loss) from operations	(17,985)	24
Other income (expense)	(63)	-
Net Income (Loss)	(18,048)	24
Net loss per share	-	-

Revenues and Cost of Revenues

Revenues are mostly commissions on mortgage loans and are recognized in the period in which the transaction is completed generally at the close of the mortgage loan. A commission receivable may be recorded for revenue earned but not yet collected. Revenues received in advance of services performed are recorded as either deferred revenues or customer deposits. We had $68,048 in revenues during the three months ended September 30, 2006 whereas we had $94,208 in revenues for that same three month period in 2005 which reflects a decrease of approximately 28% between the two year’s first quarters.  The reduction in revenues between the two years is mostly a result of a reduction in new starts in housing and an increase in interest rates. Costs of revenues include credit reports, commission expenses, and loan processing fees.  Costs of revenues for our three months ended September 30, 2006 were $29,999 for a gross profit of $38,049 or 56%; for the prior year’s first quarter the cost of our revenues was $25,305 resulting in a gross profit of $68,903 or 73%.  Our gross margin, therefore, was considerably higher in our first quarter of our 2005 fiscal year. Last year, direct costs related to sales revenues were lower due to the types of loans we were originating, that is mostly conventional home loans for purchase of new homes and refinances of home loans.  Our mortgage business has shifted to the builders market and includes our "Buyer's Program," which focuses on various services such as investment programs and credit enhancement programs which include down payment assistance and sub-prime loans for buyers with less than perfect credit.  Therefore, in the current year we experienced higher costs associated with additional services related to credit repair and enhancement services.

Operating Expenses/Net Income

Operating expenses reduced to $56,034 for the three months ended September 30, 2006 from  $68,879 for the three months ended September 30, 2005.  Operating expenses during the current year’s first quarter included $53,479 for general and administrative and were nearly the same as the $52,567 spent in the first quarter of the prior year.  Sales and marketing expenses were considerably lower in the current year at $2,555 compared to $16,312 in the first quarter of last year.  Sales and marketing expenses mostly consist of advertising costs.  We spent more on sales and marketing last year as we made a concentrated effort to capture a portion of the new housing market.  The majority of our general and administrative expenses in the first quarter of both the current year and last year consisted of activities conducted by our sole officer/director and included legal, accounting and other professional fees associated with maintaining operations and complying with our reporting obligations. It also includes general and administrative expenses associated with our existing business operations of our mortgage loan business.  As a result of our reduced revenues in the 2006 first quarter we suffered an operating loss of $17,985 compared to income of $24 in the prior year’s first quarter when higher revenues and lower costs of revenues resulted in positive cash flows from operations. Our net loss for the first quarter increased to $18,048 as a result of a $63 interest expense.  Our net income last year for the first three months ended September 30 was $24, the same as or operating income.

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of September 30, 2006:

 Summary Balance Sheet as of September 30, 2006

Total Current Assets	$ 1,735
Net Fixed Assets	4,935
Other Assets	1,206
Total Assets	7,876
Total Liabilities	6,777
Accumulated Deficit	(7,425)
Total Stockholders Equity	$ 1,099

At September 30, 2006, our total assets were $7,876 and consisted of cash of $1,735, fixed assets consisting mostly of equipment of $4,935, net of accumulated depreciation, and deposits of $1,206.

Current liabilities at September 30, 2005 were $6,777 and consist of accounts payable of $2,523 and a note payable to a non-related party for $4,254 including imputed interest.  During our third quarter of our 2006 fiscal year we received $4,088 from a non-related party which is the subject of a convertible note with imputed interest of 6%.  The note is payable on December 31, 2006 and can be converted into shares of our stock after that date but no later than December 31, 2007 at a share price equal to the bid price of our stock on the date of conversion.  If there is no bid price on that date, then the note can be converted into 82,000 shares of our common stock.

Cash Flow Analysis

Cash flows from operations provided $1,723 during our 2006 fiscal year. We had no investing activities and no financing activities. During the priors year’s first quarter cash flows from operations provided us with $3,873 and we purchased equipment for $3,146; we had no financing activities.

Commitments

We have lease commitments of $2,950 per month for our office space. Our lease commenced on September 1, 2005 and expires on August 31, 2007. Our office space comprises approximately 2,400 square feet sufficient to conduct our operations.

Funding our Operations and Development

Since inception, we have funded our development, acquisitions and ongoing operations mostly through sales of our common stock and advances and loans from both related and non-related parties.  Although our current business operations have had sufficient cash flow to sustain existing operations, we have had to rely on some advances from Mr. Goff to help cash flows as well as loans from non-related parties. We may, therefore, need to raise additional capital from sales of our equity securities if we need to expand our operations, if revenues from operations become inadequate, or to complete a merger or acquisition of a new business.  There is no assurance we will be able to obtain future debt or equity financing as needed, or that any offered financing terms will be acceptable to us.

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

Specifically, we depend on a very narrow target market, the building market, and we must respond quickly if the local economy significantly changes regarding new housing starts; nationally, new housing starts are down.

We have an accumulated deficit as of September 30, 2006 of  $7,425.  There are several factors which raise a substantial doubt as to our ability to continue as a going concern and we have included a “going concern” note in Note 1 of our financial statements. This is due to our need to supplement our cash flows from operations with additional financing to finance our business activities on an ongoing basis. We are actively pursuing alternative financing and have had discussions with various third parties.

ITEM 3:

 CONTROLS AND PROCEDURES

Our chief executive officer who also acts as our chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this report and concluded that our controls and procedures are effective.

During the quarter ended September 30, 2006, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

PART II

ITEM 1:

LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 2:

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITME 3:

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During our most recent quarter ended September 30, 2006, the following matters were deemed submitted to a vote of shareholders and adopted through the consent provided by Doug Goff, our sole officer/director and controlling shareholder owning 78.37% of our outstanding shares, regarding certain amendments to our Articles of Incorporation:

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

Articles XI and XII of our Articles of Incorporation were amended on September 5, 2006.

ITEM 5:

 OTHER INFORMATION

On August 30, 2006, we reported on a Form 8-K Current Report the execution of a Letter of Intent to acquire Biovision, Inc, a Delaware corporation (“Biovision”) for a yet undetermined number of our common shares.   The transaction will be effected through an Agreement and Plan of Merger and contemplates the exchange of shares of our common stock for all of the issued and outstanding shares of Biovision by the formation and merger of a wholly owned subsidiary into Biovision, with Biovision being the surviving entity. Simultaneously, the shareholders of Biovision AG, the Swiss operating company, will exchange all of their shares for common stock of Biovision which will become the parent.  Biovision is an ophthalmic technologies company focusing on the vision marketplace.  Assuming the completion of the transaction, our business direction will shift to the business of Biovision.  As of the date of this report the transaction had not been consummated.

ITEM 6:

EXHIBITS

Number                Title

 2.1

Agreement and Plan of Reorganization, dated December 15, 2004 between Geraco, Inc. and Hutton

Financial Services, Inc. (Filed as part of Form 8K on December 20, 2004.)

 3.1

Articles of Incorporation  (filed as Exhibit 2.1 to Form SB-2 on August 9, 2001)

3.2

Certificate of Amendment of Articles of Incorporation filed with the State of Nevada on December 17, 2004  (filed as Exhibit 3.1 of Form 8-K/A on January 31, 2004)

3.3

Certificate of Amendment of Articles of Incorporation filed with the State of Nevada on September 20, 2006 (Filed with Form 10KSB for June 30, 2006 on November 14, 2006)

 3.4

Bylaws  (filed as Exhibit 2.2 to Form SB-2 on August 9, 2001)

10.1

Lease dated June 16, 2004   (to be filed by amendment)

10.2

Amendment to Lease dated September 7, 2005 (to be filed by amendment)

10.3

Convertible Note: $4,088 (filed with Form 10KSB for June 30, 2006 on November 14, 2006)

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

Date: November 17, 2006

 HUTTON HOLDINGS CORPORATION

By: /s/ Douglas Goff

Douglas Goff

President, Secretary/Treasurer & Director

Principal Executive and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 17, 2006

/s/ Douglas Goff

Douglas Goff

President, Secretary/Treasurer & Director

Principal Executive and Financial Officer