Form 10QSB
period 2006-12-31
HUTTON HOLDINGS CORP
filed 2007-02-07
CIK 1156833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:  DECEMBER 31, 2006

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

Yes   [   ]   No [X]

As of January 15, 2007, the issuer had 25,521,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [   ]   No [X]

TABLE OF CONTENTS

PART I

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis or Plan of Operation

14

Item 3.

Controls and Procedures

18

PART II

Item 1.

Legal Proceedings

18

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

18

Item 3.

Defaults Upon Senior Securities

19

Item 4.

Submission of Matters to Security Holders

19

Item 5.

Other Information

19

Item 6.

Exhibits

19

Signatures

20

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

HUTTON HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
December 31,
2006
ASSETS

Current Assets
Cash & Cash Equivalents	$ 13,241
Total Current Assets	13,241

Fixed Assets:
Property & Equipment	10,620
Less Accumulated Depreciation	(6,290)
Net Fixed Assets	4,330

Other Assets:
Deposits	1,206
Total Assets	$ 18,777

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$ 16,819
Notes Payable	4,317
Related Party Note	14,969
Total Liabilities	36,105

STOCKHOLDERS' EQUITY
Preferred Stock, Par value $.001
Authorized 10,000,000 shares - no shares issued	-
Common Stock, Par value $.001
Authorized 50,000,000 shares, issued 25,521,000 shares	25,521
Additional Paid-In Capital	(16,997)
Accumulated Deficit	(25,852)
Total Stockholders' Equity	(17,328)

Total Liabilities and Stockholders' Equity	$ 18,777

The accompanying notes are an integral part of these financial statements

HUTTON HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended December 31, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Revenue	$ 54,463	$ 55,671	$ 122,511	$ 149,880

Cost of Sales	40,604	44,374	70,603	80,579

Gross Margin	13,859	11,297	51,908	69,301

Expenses
General & Administrative	31,150	15,491	84,629	57,157
Sales & Marketing	1,045	11,648	3,600	27,961

Total Operating Expenses	32,195	27,139	88,229	85,118

Operating Income (Loss)	(18,336)	(15,842)	(36,321)	(15,817)

Other Income (Expenses):
Interest	(91)	(346)	(154)	(346)

Net Income (Loss)	$ 18,427)	$ (16,188)	$ (36,475)	$ (16,163)

Basic & Diluted Income (Loss) Per Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Shares	25,521,000	25,521,000	25,521,000	25,521,000

The accompanying notes are an integral part of these financial statements

HUTTON HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2006 and 2005
(Unaudited)

	December 31,
	2006	2005

Cash Flows From Operating Activities:
Net Income (Loss)	$ (36,475)	$ (16,163)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	1,211	1,590
Changes in Operating Assets and Liabilities:
Increase (Decrease) in Accounts Payable	14,890	(2,418)
(Increase) Decrease in Accounts Receivable	18,507	7,689
(Increase) Decrease in Deposits	-	(1,206)
Increase (Decrease) in Accrued Interest	154	344
Net Cash provided from (used in) Operating Activities	(1,713)	(10,164)

Cash Flows From Investing Activities:
Purchase of Equipment & Furniture	-	-
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from Notes Payable	14,942	9,226
Net Cash provided from (used in) Financing Activities	14,942	9,226

Net (Decrease) Increase In Cash	13,229	(938)

Cash at Beginning of Period	12	4,833

Cash at the End of Period	$ 13,241	$ 3,895

[Continued]

HUTTON HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – ( Continued )
For the Six Months Periods Ended December 31, 2006 and 2005
(Unaudited)

	December 31,
	2006	2005
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has an accumulated deficit of approximately $25,852 as of December 31, 2006 and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

DECEMBER 31, 2006

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

Interim Reporting

The unaudited financial statements as of December 31, 2006 and for the three and six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Property and Equipment (Continued)

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, and accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  The Company has no impairment of long-lived assets as of December 31, 2006

Advertising Costs

The Company expenses advertising costs as incurred.  For the year ending December 31, 2006, the Company incurred advertising costs of $3,600 compared to $27,961 for 2005.

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

DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Income (Loss) per Share

Basic income (loss) per share has been computed by dividing the income or loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at December 31, 2006 and 2005.

Recent Accounting Standards

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

In March 2006 the FASB issued SFAS No. 156 "Accounting for Servicing of Financial Instruments - an amendment of FASB No.140, Accounting for Transfers and Servicing of Financial Instruments and Extinguishments of Liabilities.” The statement requires an entity to recognize a servicing  asset or  servicing liability  each time it undertakes an obligation to service an asset by entering into a servicing contract,  requires all separately  recognized servicing assets and servicing liabilities to be initially measured at fair market value, permits an  entity  to choose  either  the  amortization  method  or fair  market  value measurement  method  for  subsequent  measurement  periods  for  each  class  of separately  recognized  servicing  assets and servicing  liabilities,  permits a one-time reclassification of available-for-sale securities to trading securities by entities  with  recognized  servicing  rights at its initial adoption,  and requires  separate  presentation of servicing  assets and servicing  liabilities subsequently measured at fair value. The statement is effective for fiscal years beginning after September 15, 2006. Management does not expect this statement to have any material effect on its financial statements.

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recent Accounting Standards (Continued)

In June, 2006 the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109". This Interpretation clarifies, among other things, the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period the Interpretation is adopted. Management is evaluating the financial impact of this pronouncement.

In September 2006, the FASB issued SFAS No. 157, "Accounting for Fair Value Measurements." SFAS No. 157 defines fair value, and establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. SFAS No. 157 is effective for the Company for financial statements issued subsequent to November 15, 2007. The Company does not expect the new standard to have any material impact on the financial position and results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  SAB 108 becomes effective in fiscal 2007. Management is evaluating the financial impact of this pronouncement.

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

	2006	2005
Net Operating Losses	$ 710	$ 2,414
Valuation Allowance	(710)	(2,414)
	$ -	$ -

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 2 - INCOME TAXES (Continued)

The provision for income taxes differs from the amount computed using the federal US statutory income tax rate as follows:

	2006	2005
Provision (Benefit) at US Statutory Rate	$ (1,465)	$ 2,572
Increase (Decrease) in Valuation Allowance	1,465	(2,572)
	$ -	$ -

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

NOTE 4 - RELATED PARTY TRANSACTIONS

During the six months ended December 31, 2006, the Company’s President was paid $12,638 for his services.

During the six months ended December 31, 2006, the President’s wife, was paid $8,200 for her administrative services to the Company.

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

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

NOTE 6 – RELATED PARTY NOTES

During the three months ended December 31, 2006, a shareholder loaned the Company $14,942 in exchange for a convertible note.  Interest has been imputed at a rate of 6%.  The note is payable on December 31, 2007.  The principal amount of the note is convertible into shares of the Company’s common stock anytime after December 31, 2007, but no later than December 31, 2008 at a share price that is equal to the bid price of the stock on the date of the conversion.  If there is no bid price on the date of conversion, then the note shall be converted into 149,420 common shares of the Company’s stock.

NOTE 7 - PROPERTY

        The major classes of assets as of December 31, 2006 are as follows:

Asset Class	Cost	Accumulated Depreciation	Net Book	Method/Life
Furniture & Equipment	$ 9,648	$ (5,832)	$ 3,816	MACRS/5
Printer	972	(458)	514	MACRS/3
Total	$ 10,620	$ (6,290)	$ 4,330

Depreciation expense was $1,211 and $1,590 for the six months ended December 31, 2006 and 2005, respectively.

NOTE 8 – SUBSEQUENT EVENT

On August 30, 2006, we executed a Letter of Intent with Biovison, Inc., a Delaware corporation (“Biovision”), regarding an Agreement and Plan of Merger.  The Agreement and Plan of Merger contemplated the exchange of shares of our common voting stock for all of the issued and outstanding shares of Biovision by the formation and merger of a wholly owned subsidiary into Biovision, with Biovision being the surviving entity. Simultaneously, the shareholders of Biovision AG, the Swiss operating company, were to exchange their shares for common stock of Biovision which was to become the parent.  Biovision is an ophthalmic technologies company focusing on the vision correction marketplace.  The parties have since determined that the contemplated transaction is not in their best interest and will not be consummated.

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

The following discussions are based on the consolidated financial statements for the period ended December 31, 2006 and 2005 for Hutton Holdings Corporation and its wholly owned subsidiary, Hutton Financial Services.  The following discussions are a summary and should be read in conjunction with the financial statements, and notes thereto, included with this report in Item 1, Part I, above

Comparison of  Three and Six Months Ended December 31 2006 and 2005 Operations

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenues	$ 54,463	$ 55,671	$ 122,511	$ 149,880
Cost of revenues	40,604	44,374	70,603	80,579
Gross profit	13,859	11,297	51,908	69,301
Total operating expenses	32,195	27,139	88,229	85,118
Income (loss) from operations	(18,336)	(15,842)	(36,321)	(15,817)
Other income (expense)	(91)	(346)	(154)	(346)
Net Income (Loss)	(18,427)	(16,188)	(36,475)	(16,163)
Net loss per share	-	-	-	-

Revenues and Cost of Revenues

Three Months ended December 31, 2006 vs. 2005.  Revenues are mostly commissions on mortgage loans and are recognized in the period in which the transaction is completed generally at the close of the mortgage loan. A commission receivable may be recorded for revenue earned but not yet collected. Revenues received in advance of services performed are recorded as either deferred revenues or customer deposits. We had $54,463 in revenues during the three months ended December 31, 2006, down approximately $14,000 from last quarter, and nearly the same as the $55,671 in revenues for that same three month period in 2005.  The reduction in revenues in this quarter from last is mostly due to the general slow down that happens during the winter months. Costs of revenues include credit reports, commission expenses, and loan processing fees.  Costs of revenues for our three months ended December 31, 2006 were $40,604 for a gross profit of $13,859 or 25%; for the prior year’s comparative quarter the cost of our revenues was $44,374 resulting in a gross profit of $11,297 or 20%.  Our gross margin, therefore, was slightly higher in our second quarter of our 2006 fiscal year due to efforts to reduce costs. Both year’s second quarter margins reflect increased direct costs related to sales revenues due to the types of loans we are originating   Our mortgage business has shifted to the builders market and includes our "Buyer's Program," which focuses on various services such as investment programs and credit enhancement programs which include down payment assistance and sub-prime loans for buyers with less than perfect credit

Six Months Ended December 31, 2006 vs. 2005   Revenues for the six months ended December 31, 2006 were $122,511 with  $68,048 of those revenues occurring in our first quarter; revenues for our six months ended December 31, 2005 were higher at $149,880, again with the higher revenues recorded during the first quarter of that fiscal year.  Generally, we expect reduced revenues during the quarter ended December 31 due to an overall reduction in real estate activity in the winter/holiday season.  We also experienced an overall reduction in revenues between the two years as a result of a decrease in housing starts in 2006 as well as a rise in interest rates.

Operating Expenses/Net Loss

Three Months Ended December 31, 2006/2005 Operating expenses increased to $32,195 for the three months ended December 31, 2006 from $27,139 spent in the three months ended December 31, 2005.  Operating expenses during the current year’s second quarter included $31,150 for general and administrative and were double the $15,491 spent in the second quarter of the prior year.  Sales and marketing expenses, however, were considerably lower in the current year at $1,045 compared to $11,648 in the second quarter of last year.  Sales and marketing expenses mostly consist of advertising costs.  We spent more on sales and marketing last year as we made a concentrated effort to capture a portion of the new housing market.  The majority of our general and administrative expenses in the first quarter of both the current year and last year consisted of activities conducted by our sole officer/director and included legal, accounting and other professional fees associated with maintaining operations and complying with our reporting obligations. It also includes general and administrative expenses associated with our existing business operations of our mortgage loan business. Revenues were not sufficient to offset our expenses and we suffered an operating loss of $18,336 compared to $15,842 in the prior year’s second quarter. Our net loss for the second quarter increased to $18,427 as a result of a $91 interest expense.  Our net loss increased last year for the three months ended December 31 to $16,188 as a result of a $346 interest expense.

Six Months Ended December 31, 2006 /2005   Our operating expenses during the six months ended December 31, 2006 were slightly higher than the comparative period of 2005:  $88,229 vs. $85,118. In the 2006 first six months nearly all of our operating expenses were general and administrative with only $3,600 spent on marketing; during the first six months of fiscal 2005, 67% of our operating expenses were in the general and administrative category with the balance spent on sales and marketing.  The sales and marketing were again mostly advertising costs and were higher in 2005 due to our efforts to capture the new housing market; in the 2006 first six months general and administrative expenses were higher as a result of increased expenses associated with legal and accounting costs. We operated at a loss during each of our six month periods with a $36,321 operating loss during the six months ended December 31, 2006 compared to a  $15,817 operating loss in the same period of the prior year.  Higher revenues in 2005 helped reduce our operating loss.  Our net loss for the six months ended December 31, 2006 was $36,475 increased by an interest expense of $154; in the prior year period the net loss was $16,163 when adding a $346 interest expense which occurred in the second quarter.

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of December 31, 2006:

Total Current Assets	$ 13,241
Net Fixed Assets	4,330
Other Assets	1,206
Total Assets	18,777
Total Liabilities	36,105
Accumulated Deficit	(25,852)
Total Stockholders Equity	$ (17,328)

At December 31, 2006, our total assets were $18,777 and consisted of cash of $13,241, fixed assets consisting mostly of equipment of $4,330, net of accumulated depreciation, and deposits of $1,206.

Current liabilities at December 31, 2006 were $ 36,105 and consist of accounts payable of $16,819, a note payable to a non-related party for $4,317 including imputed interest, and a note payable to a shareholder of $14,969.  During our first quarter of our 2006 fiscal year we received $4,088 from a non-related party which is the subject of a convertible note with imputed interest of 6%.  The note is payable on December 31, 2006 and can be converted into shares of our stock after that date but no later than December 31, 2007 at a share price equal to the bid price of our stock on the date of conversion.  If there is no bid price on that date, then the note can be converted into 82,000 shares of our common stock. During our quarter ended December 31, 2006 we received a loan of $14,492 from a shareholder which is the subject of a convertible note due and payable on December 31, 2007. The principal amount of the note is convertible into shares of our common stock anytime after December 31, 2007 but no later than December 31, 2008 at a share price equal to the bid price of our stock in the market at the time of the conversion; if there is no bid price then the note shall be converted into 149,420 shares of our common stock.

Cash Flow Analysis

Cash flows from operations used $1,713 during our six month period ended December 31, 2006. We had no investing activities.  Financing activities consisted of proceeds from a note payable of $14,942. During the priors year’s second quarter cash flows from operations utilized $10,164 and financing activities included proceeds from a note payable of $9,226.

Commitments

We have lease commitments of $2,950 per month for our office space. Our lease commenced on September 1, 2005 and expires on August 31, 2007. Our office space comprises approximately 2,400 square feet sufficient to conduct our operations.

Funding our Operations and Development

Since inception, we have funded our development, acquisitions and ongoing operations mostly through sales of our common stock and advances and loans from both related and non-related parties.  Although our current business operations have had sufficient cash flow to sustain existing operations, we have had to rely on some advances from Mr. Goff to help cash flows as well as loans from non-related parties and a shareholder. We may, therefore, need to raise additional capital from sales of our equity securities if we need to expand our operations, if revenues from operations become inadequate, or to complete a merger or acquisition of a new business.  There is no assurance we will be able to obtain future debt or equity financing as needed, or that any offered financing terms will be acceptable to us.

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

Funding of Future Acquisitions

We will likely fund future acquisitions with the issuance of our common stock; however, a contemplated acquisition of Biovision which was scheduled to close on or about October 15, 2006 was never consummated when the parties determined that the transaction was not in their best interest.

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

We have an accumulated deficit as of December 31, 2006 of $25,852.  There are several factors which raise a substantial doubt as to our ability to continue as a going concern and we have included a “going concern” note in Note 1 of our financial statements. This is due to our need to supplement our cash flows from operations with additional financing to finance our business activities on an ongoing basis. We are actively pursuing alternative financing and have had discussions with various third parties.

ITEM 3:

 CONTROLS AND PROCEDURES

Our chief executive officer who also acts as our chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this report and concluded that our controls and procedures are effective.

During the quarter ended December 31, 2006, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

PART II

ITEM 1:

LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 2:

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM  3:

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:

 OTHER INFORMATION

On August 30, 2006, we reported on a Form 8-K Current Report the execution of a Letter of Intent to acquire Biovision, Inc, a Delaware corporation; on December 5, 2006, we reported on a Form 8-K the termination of that Letter of Intent that expired by its terms on October 31, 2006. Negotiations to extend the Letter of Intent have ceased.

ITEM 6:

EXHIBITS

Number                Title

 2.1

Agreement and Plan of Reorganization, dated December 15, 2004 between Geraco, Inc. & Hutton

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

10.4

Convertible Note: $14,969 *

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

Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as

Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1

Press Release dated August 30, 2006 (filed as Exhibit 99.1 to Form 8K on August 30, 2006)

99.2

Press Release dated December 5, 2006 (filed as exhibit 99.1 for Form 8K on December 5, 2006)

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 5, 2007

 HUTTON HOLDINGS CORPORATION

By: /s/ Douglas Goff

Douglas Goff

President, Secretary/Treasurer & Director

Principal Executive and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 5, 2007

/s/ Douglas Goff

Douglas Goff

President, Secretary/Treasurer & Director

Principal Executive and Financial Officer