Form 10QSB
period 2007-03-31
HUTTON HOLDINGS CORP
filed 2007-05-04
CIK 1156833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended:  MARCH 31, 2007

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

Yes   [   ]   No [X]

As of May 1, 2007, the issuer had 25,521,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes [   ]   No [X]

TABLE OF CONTENTS

PART I

Item 1.

Financial Statements

3

Item 2.

Management’s Discussion and Analysis or Plan of Operation

16

Item 3.

Controls and Procedures

20

PART II

Item 1.

Legal Proceedings

21

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3.

Defaults Upon Senior Securities

21

Item 4.

Submission of Matters to Security Holders

21

Item 5.

Other Information

21

Item 6.

Exhibits

21

Signatures

22

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

PART I

ITEM 1:

FINANCIAL STATEMENTS

HUTTON HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET
(Unaudited)
March 31,
2007
ASSETS

Current Assets
Cash & Cash Equivalents	$230
Total Current Assets	230

Fixed Assets:
Property & Equipment	10,620
Less Accumulated Depreciation	(6,895)
Net Fixed Assets	3,725

Other Assets:
Deposits	1,206

Total Assets	$5,161

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$14,805
Notes Payable	4,382
Related Party Notes	27,682
Total Current Liabilities	46,869

Total Liabilities	46,869

STOCKHOLDERS' DEFICIT
Preferred Stock, Par value $.001
Authorized 10,000,000 shares
No shares issued	-
Common Stock, Par value $.001
Authorized 50,000,000 shares,
Issued 25,521,000 shares	25,521
Additional Paid-In Capital	(16,997)
Accumulated Deficit	(50,232)
Total Stockholders' Deficit	(41,708)

Total Liabilities and Stockholders' Deficit	$5,161

The accompanying notes are an integral part of these financial statements

HUTTON HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Revenue	$19,723	$103,786	$142,234	$253,666

Cost of Sales	17,504	33,873	88,107	114,452

Gross Margin	2,219	69,913	54,127	139,214

Expenses
General & Administrative	24,302	43,618	108,931	100,775
Sales & Marketing	2,008	16,629	5,608	44,590

Total Operating Expenses	26,310	60,247	114,539	145,365

Operating Income (Loss)	(24,091)	9,666	(60,412)	(6,151)

Other Income (Expenses):
Interest	(289)	(238)	(443)	(585)

Net Income (Loss)	$(24,380)	$9,428	$(60,855)	$(6,736)

Basic & Diluted Income (Loss) Per Share	$-	$-	$-	$-

Weighted Average Shares	25,521,000	25,521,000	25,521,000	25,521,000

The accompanying notes are an integral part of these financial statements

HUTTON HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended March 31, 2007 and 2006
(Unaudited)

	March 31,
	2007	2006

Cash Flows From Operating Activities:
Net Income (Loss)	$(60,855)	$(6,736)
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	1,816	2,424
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	18,507	7,689
(Increase) Decrease in Deposits	-	(1,206)
Increase (Decrease) in Accounts Payable	12,877	(5,343)
Increase (Decrease) in Accrued Interest	443	583
Net Cash provided from (used in) Operating Activities	(27,212)	(2,589)

Cash Flows From Investing Activities:
Purchase of Equipment & Furniture	-	(972)
Net Cash Used In Investing Activities	-	(972)

Cash Flows From Financing Activities:
Proceeds from Related Party Notes Payable	27,430	7,726
Proceeds from Notes Payable	-	4,088
Net Cash provided from (used in) Financing Activities	27,430	11,814

Net (Decrease) Increase In Cash	218	8,253

Cash at Beginning of Period	12	4,833

Cash at the End of Period	$230	$13,086

[Continued]

HUTTON HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Nine Months Ended March 31, 2007 and 2006
(Unaudited)

	March 31,
	2007	2006
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$-	$2
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

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

Several conditions and events cast doubt about the Company’s ability to continue as a “going concern”.  The Company has an accumulated deficit of approximately $50,232 as of March 31, 2007 and requires additional financing in order to finance its business activities on an ongoing basis.  The Company is actively pursuing alternative financing and has had discussions with various third parties, although no firm commitments have been obtained.  In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

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

MARCH 31, 2007

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

Interim Reporting

The unaudited financial statements as of March 31, 2007 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months.  Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Principals of Consolidation

The consolidated financial statements include the  accounts for Hutton Holdings Corporation and its wholly owned  subsidiary, Hutton Financial Services, Inc.  The results of subsidiaries acquired during the year are consolidated from their effective dates of acquisition.  All significant intercompany accounts and transactions have been eliminated.

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

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, at least annually, to determine if impairment has occurred and whether the economic benefit of the asset (fair value for assets to be used and fair value less disposal costs for assets to be disposed of) is expected to be less than the carrying value.  Triggering events, which signal further analysis, consist of a significant decrease in the asset’s market value, a substantial change in the use of an asset, a significant physical change in the asset, a significant change in the legal or business climate that could affect the asset, and accumulation of costs significantly in excess of the amount originally expected to acquire or construct the asset, or a history of losses that imply continued losses associated with assets used to generate revenue.  The Company has no impairment of long-lived assets as of March 31, 2007

Advertising Costs

The Company expenses advertising costs as incurred.  For the year ending March 31, 2007, the Company incurred advertising costs of $5,608 compared to $44,590 for 2006.

Concentration of Credit Risk

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.  The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

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

Income (Loss) per Share

Basic income (loss) per share has been computed by dividing the income or loss for the year applicable to the common stockholders by the weighted average number of common shares outstanding during the years. There were no common equivalent shares outstanding at March 31, 2007 and 2006.

Financial Instruments

The Company’s financial assets and liabilities consist of cash, deposits, and accounts payable. Except as otherwise noted, it is management’s opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments. The fair values of these financial instruments approximate their carrying values due to the sort-term maturities of these instruments.

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No.109, “Accounting for Income Taxes.”  SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Reclassification

Certain reclassifications have been made in the 2006 financial statements to conform to the March 31, 2007 presentation.

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

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (Continued)

Recent Accounting Standards (Continued)

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”.  FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any.  The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements.  FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS no, 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financials assets and liabilities at fair value.  The objective of SFAS 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  Generally accepted accounting principles have required different measurement attributes for different assets and liabilities that can create artificial volatility in earnings.  The FASB has indicated it believes that SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting.  SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFA No. 107, “Disclosures about Fair Value of Financial Instruments.” SFAS 159 is effective for the Company as of the beginning of fiscal year 2009.  The adoption of this pronouncement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

NOTE 3 - COMMITMENTS

On September 1, 2005, the Company entered into a two-year lease agreement for its office space. The lease expires on August 31, 2007.  The monthly rental commitment is $2,950.  The lease expense for the year ended June 30, 2006 was $28,870. The following is a schedule of the minimum annual rental payments for each of the five years subsequent to June 30, 2006 and thereafter:

Minimum Annual
August 31,	Rental Payments
2006	$ 35,400
2007	35,400
2008	-
2009	-
2010	-
Thereafter	-
Total	$ 70,800

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

NOTE 4 - RELATED PARTY TRANSACTIONS

During the nine months ended March 31, 2007, the President’s wife, was paid $8,200 for her administrative services to the Company.

During the nine months ended March 31, 2007, the Company’s President has made advances to the Company in the amount of $12,488.

NOTE 5 – NOTES PAYABLE

During the year ended June 30, 2006, Dominion Worldwide, Inc. paid $4,088 on behalf of the Company in exchange for a convertible note.  Interest has been imputed at a rate of 6%.  The note was payable on December 31, 2006.  The principal amount of the note is convertible into shares of the Company’s common stock anytime after December 31, 2006, but no later than December 31, 2007 at a share price that is equal to the bid price of the stock on the date of the conversion.  If there is no bid price on the date of conversion, then the note shall be converted into 82,000 common shares of the Company’s stock.

NOTE 6 – RELATED PARTY NOTES

During the three months ended March 31, 2007, a shareholder loaned the Company $14,942 in exchange for a convertible note.  Interest has been imputed at a rate of 6% for a total interest expense of $252.  The note is payable on December 31, 2007.  The principal amount of the note is convertible into shares of the Company’s common stock anytime after December 31, 2007, but no later than December 31, 2008 at a share price that is equal to the bid price of the stock on the date of the conversion.  If there is no bid price on the date of conversion, then the note shall be converted into 149,420 common shares of the Company’s stock.

During the nine months ended March 31, 2007, the Company’s President has made advances to the Company in the amount of $12,488.

NOTE 7 - PROPERTY

        The major classes of assets as of March 31, 2007 are as follows:

Asset Class	Cost	Accumulated Depreciation	Net Book	Method/Life
Furniture & Equipment	$ 9,648	$ (6,309)	$ 3,339	MACRS/5
Printer	972	(586)	386	MACRS/3
Total	$ 10,620	$ (6,895)	$ 3,725

Depreciation expense was $1,816 and $2,424 for the nine months ended March 31, 2007 and 2006, respectively.

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

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

The following discussions are based on the consolidated financial statements for the period ended March 31, 2007 and 2006 for Hutton Holdings Corporation and its wholly owned subsidiary, Hutton Financial Services.  The following discussions are a summary and should be read in conjunction with the financial statements, and notes thereto, included with this report in Item 1, Part I, above

Comparison of Three and Nine Months Ended March 31 2007 and 2006 Operations

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenues	$ 19,723	$ 103,786	$ 142,234	$ 253,666
Cost of revenues	17,504	33,873	88,107	114,452
Gross profit	2,219	69,913	54,127	139,214
Total operating expenses	26,310	60,247	114,539	145,365
Income (loss) from operations	(24,091)	9,666	(60,412)	(6,151)
Other expense	289	238	443	585
Net Income (Loss)	(24,380)	9,428	(60,855)	(6,736)
Net loss per share	-	-	-	-

Revenues and Cost of Revenues

Three Months ended March 31, 2007 vs. 2006.  Revenues are mostly commissions on mortgage loans and are recognized in the period in which the transaction is completed generally at the close of the mortgage loan. A commission receivable may be recorded for revenue earned but not yet collected. Revenues received in advance of services performed are recorded as either deferred revenues or customer deposits. We had $19,723 in revenues during the three months ended March 31, 2007, down approximately $35,000 from last quarter’s revenues, and substantially less than the $103,786 in revenues for that same three month period in 2006.  The reduction in revenues in this quarter from last quarter and the same period last year is mostly due to the general slow down that happens during the winter months combined with the increased interest rates, reduced housing starts, an overall slow down in sales of “used” homes and recent “bad press” regarding sub prime mortgage loans and lenders changing the guidelines. Costs of revenues include credit reports, commission expenses, and loan processing fees.  Costs of revenues for our three months ended March 31, 2007 were $17,504 for a gross profit of $2,219 or 11%; for the prior year’s comparative quarter the cost of our revenues was $33,873 resulting in a gross profit of $69,913 or 67%.  Both year’s third quarter margins reflect increased direct costs related to sales revenues due to the types of loans we are originating   Our mortgage business has shifted to the builders market and includes our "Buyer's Program," which focuses on various services such as investment programs and credit enhancement programs which include down payment assistance and sub-prime loans for buyers with less than perfect credit.

Nine Months Ended March 31, 2007 vs. 2006   Revenues for the nine months ended March 31, 2007 were $142,234; revenues for the nine months ended March 31, 2006 were higher at $253,666.  We  experienced an overall reduction in revenues between the two years as a result of a decrease in housing starts in 2006, a rise in interest rates, a saturation of the sub-prime loan market, increased foreclosures and lenders changing guidelines. Our cost of sales during the nine months ended March 31, 2007 was $88,107 for a gross margin of $54,127 or 38%; in the prior years nine month period, our cost of sales was $114,452 for a gross margin of 55% or $139,214.

Operating Expenses/Net Loss

Three Months Ended March 31, 2007/2006 Operating expenses decreased to $26,310 for the three months ended March 31, 2007 from $60,247 spent in the three months ended March 31, 2006.  Operating expenses during the current fiscal year’s third quarter included $24,302 for general and administrative expenses, approximately 45% less than the $43,618 spent in that category in the third quarter of the prior year. Sales and marketing expenses were also lower in the third quarter of the current year at $2,008 compared to $16,629 in the third quarter of last year.  Sales and marketing expenses mostly consist of advertising costs.  We spent more on sales and marketing last year as we made a concentrated effort to capture a portion of the new housing market.  The majority of our general and administrative expenses in the first quarter of both the current year and last year consisted of activities conducted by our sole officer/director and included legal, accounting and other professional fees associated with maintaining operations and complying with our reporting obligations. It also includes general and administrative expenses associated with our existing business operations of our mortgage loan business. Revenues in the March 31, 2007 quarter ended were not sufficient to offset our expenses and we suffered an operating loss of $24,091; comparatively, we had operating income of $9,666 in the third quarter of last year when revenues were sufficient to offset both cost of sales and the higher operating expenses. Our net loss for the third quarter increased to $24,380 as a result of a $289 interest expense.  Our net income reduced slightly last year for the three months ended March 31 to  $9,428 as a result of a $238 interest expense.

Nine Months Ended March 31, 2007 /2006   Our operating expenses during the nine months ended March 31, 2007 were $114,539, approximately 20% lower than the $145,365 spent in the comparative period of 2006; In the 2007 nine months ended, nearly all of our operating expenses were general and administrative with only $5,608 spent on marketing; during the nine months ended March 31, 2006, 70% of our operating expenses were in the general and administrative category with the balance spent on sales and marketing.  The sales and marketing expenses were mostly advertising costs and were higher in the prior year’s first nine months due to our efforts to capture the new housing market; in the current year nine month period, general and administrative expenses were higher as a result of increased expenses associated with legal and accounting costs. We operated at a loss during each of our nine month periods with a $60,412 operating loss during the nine months ended March 31, 2007 compared to a  $6,151 operating loss in the same period of the prior year.  Higher revenues in the prior year helped reduce our operating loss.  Our net loss for the nine months ended March 31, 2007 was $60,855 increased by an interest expense of $443; in the prior year period the net loss was $6,736 when adding a $585 interest expense.

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of March 31, 2007:

March 31, 2007
Total Current Assets	$ 230
Net Fixed Assets	3,725
Other Assets	1,206
Total Assets	5,161
Total Liabilities	46,869
Accumulated Deficit	50,232
Total Stockholders Deficit	41,708

At Mach 31, 2007, our total assets were $5,161 and consisted of cash of $230, fixed assets consisting mostly of equipment of $3,725, net of accumulated depreciation, and deposits of $1,206.

Current liabilities at March 31, 2007 were $46,869 and consist of accounts payable of $14,805, a note payable to a non-related party for $4,382 including imputed interest, and a notes payable to related parties of $27,682.  During our first quarter of our 2006 fiscal year we received $4,088 from a non-related party which is the subject of a convertible note with imputed interest of 6%.  The note is payable on December 31, 2006 and can be converted into shares of our stock after that date but no later than December 31, 2007 at a share price equal to the bid price of our stock on the date of conversion.  If there is no bid price on that date, then the note can be converted into 82,000 shares of our common stock. During our quarter ended December 31, 2006 we received a loan of $14,492 from a shareholder which is the subject of a convertible note due and payable on December 31, 2007. The principal amount of the note is convertible into shares of our common stock anytime after December 31, 2007 but no later than December 31, 2008 at a share price equal to the bid price of our stock in the market at the time of the conversion; if there is no bid price then the note shall be converted into 149,420 shares of our common stock. In addition, our president advanced Hutton $12,488 during the period.

Cash Flow Analysis

Cash flows from operations used $27,212 during our nine month period ended March 31, 2007. We had no investing activities.  Financing activities consisted of proceeds from a related party note payables  a shareholder loan of  $14,492 and an advance made by our president of $12,488. During the prior year’s nine month period, cash flows from operations utilized $2,589; we purchased equipment for $972 and our financing activities included proceeds from both related party notes of $7,726 and a non-related party note of $4,088.

Commitments

We have lease commitments of $2,950 per month for our office space. Our lease commenced on September 1, 2005 and expires on August 31, 2007. Our office space comprises approximately 2,400 square feet sufficient to conduct our operations.

Funding our Operations and Development

Since inception, we have funded our development, acquisitions and ongoing operations mostly through sales of our common stock and advances and loans from both related and non-related parties.  Although our current business operations have had sufficient cash flow to sustain existing operations, we have had to rely on some advances from Mr. Goff such as the $12,488 he advanced this period to help cash flows as well as loans from non-related parties and a shareholder. We may, therefore, need to raise additional capital from sales of our equity securities if we need to expand our operations, if revenues from operations become inadequate, or to complete a merger or acquisition of a new business.  There is no assurance we will be able to obtain future debt or equity financing as needed, or that any offered financing terms will be acceptable to us.

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

Specifically, we depend on a very narrow target market, the building market, and we must respond quickly if the local economy significantly changes regarding new housing starts; nationally, new housing starts are down.   In addition recent guideline changes made by lenders has substantially impacted our revenues and we must adjust our business plan to respond to those changes.

We have an accumulated deficit as of March 31, 2007 of $50,232.  There are several factors which raise a substantial doubt as to our ability to continue as a going concern and we have included a “going concern” note in Note 1 of our financial statements. This is due to our need to supplement our cash flows from operations with additional financing to finance our business activities on an ongoing basis. We are actively pursuing alternative financing and have had discussions with various third parties.

ITEM 3:

 CONTROLS AND PROCEDURES

Our chief executive officer who also acts as our chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this report and concluded that our controls and procedures are effective.

During the quarter ended March 31, 2007, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

PART II

ITEM 1:

LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 2:

UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3:

DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5:

OTHER INFORMATION

None.

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

10.4

Convertible Note: $14,969 (Filed with Form 10QSB for December 31, 2006 on February 5, 2007)

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

Date: May 3, 2007

 HUTTON HOLDINGS CORPORATION

By: /s/ Douglas Goff

Douglas Goff

President, Secretary/Treasurer & Director

Principal Executive and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 3, 2007

/s/ Douglas Goff

Douglas Goff

President, Secretary/Treasurer & Director

Principal Executive and Financial Officer