Form 10KSB
period 2007-06-30
HUTTON HOLDINGS CORP
filed 2007-08-27
CIK 1156833

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]

 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 30, 2007

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

Common Stock, par value $0.001

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) ;  and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No  ☐

Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☑

State issuer's revenue for its most recent fiscal year: $151,553.

A market value of the voting stock held by non-affiliates cannot be determined because the registrant does not have a trading market.

As of August 15, 2007, the registrant had 25,521,000 shares of common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐   No ☑

TABLE OF CONTENTS

PART I

3

ITEM 1.

DESCRIPTION OF BUSINESS

3

ITEM 2:

DESCRIPTION OF PROPERTY

7

ITEM 3:

LEGAL PROCEEDINGS

7

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

7

PART II

7

ITEM 5

 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS  AND ISSUER PURCHASES OF EQUITY SECURITIES  7

ITEM 6:

MANAGEMENT’S DISCUSSION AND ANALYSIS

8

ITEM 7.

FINANCIAL STATEMENTS

11

ITEM 8:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE  23

ITEM 8A:

 CONTROLS AND PROCEDURES

23

ITEM 8B:

 OTHER INFORMATION

23

PART III

23

ITEM 9:

 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  23

ITEM 10:

EXECUTIVE COMPENSATION

25

ITEM 11:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS  26

ITEM 12:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

27

ITEM 13:

EXHIBITS

27

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

28

SIGNATURES

30

PART I

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

Acquisition of Hutton Financial Services

On December 15, 2004, in an arms length transaction not involving any affiliates or related parties, we completed the acquisition of all the issued and outstanding stock of Hutton Financial Services, Inc. (“Hutton Financial”), a Nevada Corporation, in exchange for 20,000,000 restricted shares of our common stock, par value $0.001 per share. Hutton Financial Services, Inc. became a wholly owned subsidiary. We also changed our name to Hutton Holdings Corporation, changed our officers and directors and experienced a change in control.   The acquisition also resulted in a new business direction, mortgage brokerage services.  The discussion under “Our Business” below relates to our mortgage brokerage business as conducted during our fiscal years ended June 30, 2007 and 2006.

Letter of Intent with Biovision, Inc. – Failed Acquisition

On August 30, 2006, we executed a Letter of Intent with Biovison, Inc., a Delaware corporation (“Biovision”), regarding an Agreement and Plan of Merger.  The Agreement and Plan of Merger contemplated the exchange of shares of our common voting stock for all of the issued and outstanding shares of Biovision by the formation and merger of a wholly owned subsidiary into Biovision, with Biovision being the surviving entity.  The transaction was never consummated.

Change of Control

On May 24, 2007, a majority shareholder/officer/director, Doug Goff, sold 19,950,000 of his shares, which equals 78.17% of our issued and outstanding shares, to a purchaser for $37,519 effecting a change in control of Hutton.  He also resigned his positions as president, secretary, treasurer, CEO and CFO.  On that same day the Board appointed

Lau Hing Bun to serve as CEO and a director of Hutton.   Hutton intends to seek other business operations but continues to operate the mortgage business through Mr. Goff until any such change of direction occurs.

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

Distribution Methods of our Product/Services

We market our services mainly in the San Antonio and Houston, Texas area.  Our main advertising is “print” which includes some newspaper advertisement but mostly consists of ads in local real estate papers such as Harmon Homes.  We have also built relationships with local builders and lenders, which generates referrals, as do recommendations from satisfied customers.  All of our services are conducted from our San Antonio office and we rely heavily on telephone, computer and the Internet to service our clientele.

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

There are no significant barriers to entering this market, however, and, it is possible, even likely, that other businesses will attempt to target this particular market at any time. In addition, this market has become less prolific and we would face very intense competition should we begin competing for the broader range of market share.  It is our intention to continue to develop a strong relationships with local builder, lenders and clients so we can stay competitive when and if enterprises enter our particular market; and, if the builders market slows down in the San Antonio area it is likely we will respond by expanding into other geographical locations similar to ours, that is, locations where housing is still “under-priced” but inventory has decreased and the builders market is growing, rather than attempting to compete in an economy that has shifted in a way that we can no longer target the builders market.

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

Research and Development

None.

Costs of Compliance with Environmental Laws

Not applicable.

Employees

We currently have 3 full time and 1 part time employee. We will hire additional employees only when and if operations require it. In addition, management confers with consultants, attorneys and accountants as necessary. Our president performs the day-to-day administrative task of Hutton Holdings as necessary and works full time managing and performing other services, including loan origination, for Hutton Financial.

Status of any Publicly Announced Product or Services

None.

Reports to Security Holders

We file annual, quarterly and other reports with the Securities and Exchange Commission ("SEC"). Copies of our reports, including exhibits may be examined at the office of the Securities and Exchange Commission at 100 F Street, NE, Washington, D.C. 20549, through the EDGAR database at www.sec.gov; or may be obtained from this office on payment of the usual fees for reproduction.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300.

ITEM 2:

DESCRIPTION OF PROPERTY

We lease approximately 2,400 square feet of office space in San Antonio, Texas, sufficient to conduct our mortgage brokerage service.  Our lease agreement for this space expires in August of 2007 with a monthly rental commitment of $2,950

ITEM 3:

LEGAL PROCEEDINGS

We are not a party to any proceedings or threatened proceedings as of the date of this filing.

ITEM 4:

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We have not submitted a matter to a vote of our shareholders during the fourth quarter of the 2007 fiscal year ended.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market, Holders and Dividends

On March 3, 2005, our shares were cleared for trading on the NASD Over-the-Counter Bulletin Board (OTCBB) under the symbol “HTTH”; as of our fiscal year ended June 30, 2007, no active trading had yet developed nor is there is any guarantee that an active trading market will develop in the near future. We have approximately 55 stockholders of record holding 25,521,000 common shares.  We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

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

Results of Operations

The following discussions are based on the consolidated financial statements for the year ended June 30, 2007 and 2006 for Hutton Holdings Corporation and its wholly owned subsidiary, Hutton Financial Services.  The following discussions are a summary and should be read in conjunction with the financial statements, and notes thereto, included with this report in Item II, Part 7, below.

Comparison of 2007 and 2006 Fiscal Year Operations

	Year Ended June 30, 2007	Year Ended June 30, 2006
Revenues	$ 151,553	$ 338,408
Cost of revenues	90,363	158,428
Gross profit	61,190	179,980
Total operating expenses	134,978	168,517
Income (loss) from operations	(73,788)	11,463
Other income (expense)	58,903	(103)
Income taxes	-	-
Net Income (Loss)	(14,885)	11,360
Net loss per share	-	-

Revenues and Cost of Revenues

Revenues are mostly commissions on mortgage loans and are recognized in the period in which the transaction is completed generally at the close of the mortgage loan. A commission receivable may be recorded for revenue earned but not yet collected. Revenues received in advance of services performed are recorded as either deferred revenues or customer deposits. We had in revenues of $151,553 during the year ended June 30, 2007 whereas we had  $338,408 in revenues for 2006 which reflects a decrease of approximately 55% between the two years.  An overall reduction in revenues between the two years is a result of a decrease in housing starts in 2006, a rise in interest rates, a saturation of the sub-prime loan market, increased foreclosures and lenders changing guidelines. Costs of revenues include credit reports, commission expenses, and loan processing fees.  Costs of revenues for our year ended June 30, 2007 were $90,363 down from the June 30, 2006 fiscal year ended when they were $158,428, for a gross profit of $61,190 or 40%; for the prior year the gross profit was  $179,980 or 53%.  Our gross margin, therefore, was higher last year. Although our costs of revenues decreased in the last two years, it increased proportionately to our revenues as the cost associated with originating sub-prime loans has risen. In the last two years, direct costs related to sales revenues were higher as we began originating, other than conventional home loans.  Our mortgage business shifted to the builders market during 2005 and includes our "Buyer's Program," which focuses on various services such as investment programs and credit enhancement programs which include down payment assistance and sub-

prime loans for buyers with less than perfect credit.  Therefore, in both the current year and prior year we experienced higher costs associated with additional services related to credit repair and enhancement services.

Operating Expenses/Other Income(Expenses)/Net Income

Operating expenses were approximately $33,000 lower during our fiscal year ended June 30, 2007 and totaled $134,978 compared to $168,517 in the prior year.  Operating expenses during the current year included $129,370 for general and administrative, down approximately $25,000 from $153,606 spent in the prior year; the reduction reflects management’s efforts to reduce expenses to compensate for decreasing revenues.  Sales and marketing expenses were also lower in the current year at $5,608 compared to $14,911 in the 2006 fiscal year.  Sales and marketing expenses mostly consist of advertising costs.  We spent more on sales and marketing last year as we made a concentrated effort to capture a portion of the new housing market.   This year as rules and regulations change regarding sub-prime lending markets and new housing starts are reduced, management decided to spend less on advertising until it could determine how to respond to these market shifts.  Our efforts to reduce spending were not sufficient to offset our reduced revenues and resulted in an operating loss of  $73,788 this year compared to $11,360 in operating income in our June 30, 2006 fiscal year.   The majority of our expenses in the current and past year consist of activities conducted by our sole officer/director and included legal, accounting and other professional fees associated with maintaining operations and complying with our reporting obligations.  Other income/expenses this year totaled $58,903 and included a $443 interest expense and income from settlement of debt of $59,346, which was made as a capital contribution to Hutton by a shareholder with no expectation of reimbursement.  We did not have similar income last year and other expenses only included a $103 interest expense.   Our net loss this year, therefore, reduced from our operating loss of $73,788 to a loss of $14,885.  Last year our $11,463 operating income decreased by the $103 interest expense for net income of $11,360

Liquidity and Capital Resources

Balance Sheet Information

The following information is a summary of our balance sheet as of June 30, 2007:

Summary Balance Sheets as of June 30, 2007

Total Current Assets	$176
Net Fixed Assets	3,120
Other Assets	1,206
Total Assets	4,502
Total Liabilities	240
Accumulated deficit	(4,262)
Total Stockholders Equity	$4,262

At June 30, 2007, our total assets were $4,502 and consisted of  $176 in cash, fixed assets consisting mostly of equipment of $3,120 and deposits of $1,206. Current liabilities at June 30, 2005 were $240 and consist of accounts payable.

Cash Flow Analysis

Cash flows from operations provided $4,798 during our 2007 fiscal year. We had no investing activities. Financing activities utilized a total of $4,634 during our current fiscal year and consisted of proceeds of $54,712 from notes payable and the settlement of debt during the fourth quarter totaling $59,346.  The debt settlement included the notes payable from this year, $4,088 in notes payable from last year, and the accrued interest totaling $546 and was paid through capital contributions made by a shareholder with no expectation of reimbursement.

Commitments

We have lease commitments of $2,950 per month for our office space. Our lease commenced on September 1, 2005 and expires on August 31, 2007. Our office space comprises approximately 2,400 square feet sufficient to conduct our operations.  We expect to change our business direction during this quarter so it is unlikely that the lease will be renewed in Hutton’s name.

Funding our Operations and Development

Since inception, we have funded our development, acquisitions and ongoing operations mostly through sales of our common stock and advances and loans from both related and non-related parties.  Although our current business operations have had sufficient cash flow to sustain existing operations, we have had to rely on some advances from Mr. Goff to help cash flows. During this fiscal year we received capital contributions from both Mr. Goff and a shareholder to help fund operations and repay debt.  We may, therefore, need to raise additional capital from sales of our equity securities if we need to expand our operations, if revenues from operations become inadequate, or to complete a merger or acquisition of a new business.  There is no assurance we will be able to obtain future debt or equity financing as needed, or that any offered financing terms will be acceptable to us.

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

Funding of Future Acquisitions

We will likely fund future acquisitions with the issuance of our common stock.

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

Specifically we face the following risks,

•

we depend on a very narrow target market, the building market, and we must respond quickly if the local economy significantly changes regarding new housing starts.

•

We have been negatively impacted by a decrease in housing starts in 2006, a rise in interest rates, a saturation of the sub-prime loan market, increased foreclosures and lenders changing guidelines; if management does not address these issues effectively and respond to these economic factors, our revenues may continue to decrease.

We have an accumulated deficit as of June 30, 2007 of $4,262.  There are several factors which raise a substantial doubt as to our ability to continue as a going concern.  Our auditors have indicated such doubt in both their report and in Note 6 of the accompanying financial statements.  This is due to our need to supplement our cash flows from operations with additional financing to finance our business activities on an ongoing basis.

ITEM 7.

FINANCIAL STATEMENTS

HUTTON HOLDINGS CORPORATION

Financial Statements

June 30, 2007

HUTTON HOLDINGS CORPORATION

INDEX TO FINANCIAL STATEMENTS

Page

Independent Auditor’s Report

13

Independent Auditors Report

14

Consolidated Balance Sheet - June 30, 2007

15

Consolidated Statements of Operations for the Years Ended June 30, 2007 and 2006

16

Consolidated Statements of Stockholders’ Equity for the Years Ended June 30, 2007 and 2006

17

Consolidated Statements of Cash Flows for the Years Ended June 30, 2007 and 2006

18

Notes to Consolidated Financial Statements

20

MADSEN & ASSOCIATES, CPA’s Inc.

684 East Vine St, Suite 3

Certified Public Accountants and Business Consultants

Murray, Utah 84107

Telephone 801 268-2632

Fax 801-262-3978

Board of Directors

Hutton Holdings Corporation.

Salt Lake City, Utah

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Hutton Holdings Corporation at June 30, 2007, and the related statement of operations, stockholders' equity, and cash flows for the year ended June 30, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the over all financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We did not audit the balance sheet of the Company at June 30, 2006 and the related statement of operations, changes in stockholders’ equity, and cash flows for the year then ended. Those statements were audited by other auditors whose report has been furnished to us and our opinion insofar as it relates to the amounts included for the prior year, is based solely on the report of other auditors.

In our opinion, based on our audit and the report of other auditor, the financial statements referred to above present fairly, in all material respects, the financial position of Hutton Holding Corporation at June 30, 2007, and the related statements of operations, and cash flows for the year ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah

August 20, 2007                                                             s/Madsen & Associates, CPA’s Inc.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hutton Holdings Corporation   as  of  June 30, 2006 and the results of its operations and its cash flows for the year ended June 30, 2006 are in conformity with accounting principles generally accepted in the United States of America .

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

Respectfully submitted,

 /s/ Robison, Hill & Co.

Certified Public Accountants

Salt Lake City, Utah

November 13, 2006

HUTTON HOLDINGS CORPORATION
CONSOLIDATED BALANCE SHEET

June 30,
2007
ASSETS

Current Assets
Cash & Cash Equivalents	$176
Total Current Assets	176

Fixed Assets:
Property & Equipment	10,620
Less Accumulated Depreciation	(7,500)
Net Fixed Assets	3,120

Other Assets:
Deposits	1,206

Total Assets	$4,502

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts Payable	$240
Total Liabilities	240

STOCKHOLDERS' EQUITY
Preferred Stock, Par value $.001
Authorized 10,000,000 shares
No shares issued	-
Common Stock, Par value $.001
Authorized 50,000,000 shares,
Issued 25,521,000 shares	25,521
Additional Paid-In Capital	(16,997)
Accumulated Deficit	(4,262)
Total Stockholders' Equity	4,262

Total Liabilities and Stockholders' Equity	$4,502

The accompanying notes are an integral part of these financial statements

HUTTON HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended June 30, 2007 and 2006

	For the Year Ended
	June 30,
	2007	2006

Revenue	$151,553	$338,408

Cost of Sales	90,363	158,428

Gross Margin	61,190	179,980

Expenses
General & Administrative	129,370	153,606
Sales & Marketing	5,608	14,911

Total Operating Expenses	134,978	168,517

Operating Income (Loss)	(73,788)	11,463

Other Income (Expense):
Settlement of debt	59,346	-
Interest	(443)	(103)

Net Income (Loss)	$(14,885)	$11,360

Basic & Diluted Income (Loss) Per Share	$-	$-

Weighted Average Shares	25,521,000	25,521,000

The accompanying notes are an integral part of these financial statements

HUTTON HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended June 30, 2007 and 2006

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Equity	Equity

Balance at June 30, 2005	25,521,000	$ 25,521	$ (16,997)	$ (737)	$ 7,787

Net income for the year ended June 30, 2006	-	-	-	11,360	11,360

Balance at June 30, 2006	25,521,000	25,521	(16,997)	10,623	19,147

Net Loss for the year ended June 30, 2007	-	-	-	(14,885)	(14,885)

Balance at June 30, 2007	25,521,000	$ 25,521	$ (16,997)	$ (4,262)	$ 4,262

The accompanying notes are an integral part of these financial statements

HUTTON HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended June 30, 2007 and 2006

	For the Year Ended
	June 30,
	2007	2006

Cash Flows From Operating Activities:
Net Income (Loss)	$(14,885)	$11,360
Adjustments to reconcile net loss to
net cash used by operating activities:
Net Cash Used In Operating Activities:
Depreciation	2,421	3,380
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	18,507	(10,818)
(Increase) Decrease in Deposits	-	(1,206)
Increase (Decrease) in Accounts Payable	(1,688)	(5,657)
Increase (Decrease) in Accrued Interest	443	103
Net Cash provided from (used in) Operating Activities	4,798	(2,838)

Cash Flows From Investing Activities:
Purchase of Equipment & Furniture	-	(972)
Net Cash Used In Investing Activities	-	(972)

Cash Flows From Financing Activities:
Proceeds from related party notes payable	-	(5,099)
Proceeds from notes payable	54,712	4,088
Settlement of debt	(59,346)	-
Net Cash provided from (used in) Financing Activities	(4,634)	(1,011)

Net (Decrease) Increase In Cash	164	(4,821)

Cash at Beginning of Period	12	4,833

Cash at the End of Period	$176	$12

[Continued]

HUTTON HOLDINGS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
For the Years Ended June 30, 2007 and 2006

	For the Year Ended
	June 30,
	2007	2006
Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for:
Interest	$546	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

1.  ORGANIZATION

Hutton Holdings Corporation, (the "Company"), was incorporated under the laws of the State of Nevada on February 26, 2001, as Geraco, Inc. On December 15, 2004, the Company acquired Hutton Financial Services, Inc., a Nevada corporation which was organized January 18, 1996, as a wholly-owned subsidiary. The Company then changed its name to Hutton Holdings Corporation.

The Company entered into the residential mortgage loan business through the acquisition of its wholly-owned subsidiary, Hutton Financial Services, Inc. The Company originates residential home loans, focusing on conventional home loans for the purchase of new homes and the refinance of conventional home loans.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common  share rights unless the  exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Property and Equipment

Property and equipment are stated at cost. Depreciation is provided for amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives of 3 to 5 years. Depreciation expense for the periods ended June 30, 2007 and 2006 was $2,421 and $3,380 respectively.

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

June 30, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized.

On June 30, 2007, the Company had a net operating loss available for carry forward of $4,262.  The tax benefit of approximately $1,279 from the loss carryforward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has been unable to project an estimated future operating profit.  The loss carryforward expires beginning in the years 2024 through 2027.

Concentration of Credit Risk

There are no financial instruments that potentially subject the Company to significant concentration of credit risks.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of services provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.  NOTES PAYABLE

During the year ended June 30, 2006, Dominion Worldwide, Inc. paid $4,088 on behalf of the Company in exchange for a convertible note.  Interest was calculated at a rate of 6%.  The note was payable on December 31, 2006.  The principal amount of the note was convertible into shares of the Company’s common stock anytime after December 31, 2006, but no later than December 31, 2007 at a share price equal to the bid price of the stock on the date of the conversion.  If there was no bid price on the date of conversion, then the note would have been converted into 82,000 common shares of the Company’s stock. During the year ended June 30, 2007, the note with interest was paid in full by a shareholder of the Company. The shareholder contributed to capital the monies paid on this note and does not expect reimbursement. The right to convert the shares into the Company’s common stock was terminated upon payment of note.

HUTTON HOLDINGS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

June 30, 2007

3.  NOTES PAYABLE (Continued)

During the three months ended March 31, 2007, a shareholder loaned the Company $14,942 in exchange for a convertible note.  Interest was calculated at a rate of 6%.  The note was payable on December 31, 2007.  The principal amount of the note was convertible into shares of the Company’s common stock anytime after December 31, 2007, but no later than December 31, 2008 at a share price equal to the bid price of the stock on the date of the conversion.  If there was no bid price on the date of conversion, then the note would have been converted into 149,420 common shares of the Company’s stock. During the year ended June 30, 2007, the note with interest was paid in full by a shareholder of the Company. The shareholder contributed to capital the monies paid on this note and does not expect reimbursement. The right to convert the shares into the Company’s common stock was terminated upon payment of note.

During the year ended June 30, 2007, the Company’s former President has made advances to the Company in the amount of $22,434. He contributed these monies to the Company without expectation of reimbursement

4.  CAPITAL STOCK

The Company has two classes of stock: common and preferred. There are 50,000,000 common shares authorized and 10,000,000 preferred shares authorized. The Company has not defined the terms of the preferred stock and none have been issued to date.

Since inception the Company completed private placement offerings of 1,000,000 common shares for $1,000.

On May 24, 2007, there was a change in control of the Company. 78.17% of the Company’s common stock was acquired pursuant to a Majority Stock Purchase Agreement.

5.  SIGNIFICANT RELATED PARTY TRANSACTIONS

During the year ended June 30, 2007, the former President’s wife was paid $8,200 for administrative services to the Company. During the year ended June 30, 2006, she was paid $27,268 for administrative services to the Company.

During the year ended June 30, 2007, the Company’s former President has made advances to the Company in the amount of $22,434. He contributed these monies to the Company without expectation of reimbursement. During the year ended June 30, 2006, he was paid $18,720 for his services.

During the year ended June 30, 2006, the former President’s mother supplied advertising services in the amount of $400 to the Company.

6. GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company; however, the Company does not have the working capital to be successful in this effort and to service its debt which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from an officer and equity funding which will enable the Company to operate for the coming year.

ITEM 8:

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on a Form 8-K Current Report, and as approved by our Board of Directors on July 18, 2007, the accounting firm of Madsen Bros. & Associates was engaged to take over the audit responsibilities from Robison, Hill &Co.   Robison, Hill & Co. was dismissed on that same date.

ITEM 8A:

CONTROLS AND PROCEDURES

Our chief executive officer who also acts as our chief financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this report and concluded that our controls and procedures are effective.

During the fourth quarter of the year ended June 30, 2007, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, and no significant deficiencies or material weaknesses of internal controls that would require corrective action were identified during that period.

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We have not yet started the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. This process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and re-mediated.

ITEM 8B:

 OTHER INFORMATION

On May 24, 2007, we filed a Form 8-K Current Report regarding an individual’s purchase of 19,950,000 shares of our common stock owned by our sole director and majority shareholder, Douglas Goff for $37,519.  The purchase was completed in accordance to the terms of a Majority Stock Purchase Agreement and a change in control was effected.  On that same day we reported the resignation of Mr. Goff from his respective officer positions with Hutton and the appointment of Lau Hing Bun as a director and CEO.

On July 19, 2007, we filed a Form 8K Current Report reporting a change in our independent public accounting firm.

On July 20, 2007, we reported the appointment of Lau Hing Bun to the position of Chief Financial Officer in addition to his other positions as CEO, President and Director.

PART III

ITEM 9:

 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Identification of Officers and Directors

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name

 Age

 Position Held

Director Since

Lau Hing Bun

  37

Director, CEO. CFO

May 24, 2007

Douglas Goff (1)

  57

Director

December 2004

(1)  Douglas Goff served as President, Secretary/Treasurer, Principal Executive and  Financial Officer from December 2004 until May 24, 2007 when he resigned. Those respective positions

Biographical Information – Officers/Directors and Key Personnel

Lau Hing Bun became a director and CEO of Hutton on May 24, 2007 and became our chief Financial Officer in July of 2007.   From 2000-2001, he was Chief Technology Officer of LinuxTimes Company Limited, a Hong Kong based information technology company where he headed a 30 person technological team.  He was responsible for product development, solutions, product delivery, and pre- and post-sales. From 2001 – 2003, Mr. Lau was General Manager of Thiz Technology Group Limited, a Hong Kong board listed company where he was responsible for operations of the Hong Kong office and of technical teams located in Taiwan, Hong Kong and Mainland China.  Additionally, he was company spokesman for product development.  He has also worked as a free-lance consultant for various business projects, Internet solutions, web development, and network infrastructure.  He is currently in charge of operations of DigitalOne Limited.  Mr. Lau received a BE in computer science in 1992 and an MBA in 2004 from the Chinese University of Hong Kong.

Douglas M. Goff   serves as a director and has been operating Hutton Financial Services, Inc. since its inception in 1996 and continues to operate it since our acquisition of that company in December of 2004. Prior to this, Mr. Goff was co-founder of Quantex International, Inc. an electronic goods and services company. As president he managed sales growth of the company from start-up to $6-million dollars in three years.  Mr. Goff received his bachelor’s degree in business finance and marketing from the University of Utah.  He resigned his positions with Hutton when the change of control was effected in May of 2007 but continues to be considered key personnel as he conducts our principal business operations, that of mortgage brokerage services.

Involvement in Other Public Companies

Doug Goff is not involved in any other public companies; Mr. Lau is a director or Elite Artz, Inc., a public company that is quoted on the OTC Bulletin Board.

Term of Office

The term of office for our directors is one year, or until a successor is elected and qualified at our annual meeting of shareholders, subject to ratification by the shareholders.  The term of office for each officer is one year or until a successor is elected and qualified and is subject to removal by the Board.

Family Relationships

None

Section 16(a) Beneficial Ownership Reporting Compliance

Our common shares are registered under the Securities and Exchange Act of 1934 and therefore our officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended June 30, 2007, and subsequent thereto to the current date, we believe both Mr. Goff’s Form 4 reporting the sale of 19,950,000 of his shares to Lau Hing Bun and Mr. Lau’s Form 3 Initial Report of Beneficial Ownership reporting the acquisition of the same were filed late.  The transactions took place on May 24, 2007 and the respective Forms 3 and 4 were filed on or about July 20, 2007

Code of Ethics

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

Corporate Governance

Nominating Committee

We do not have a standing nominating committee or a committee performing similar functions nor do we have any procedures in place by security holders may recommend nominees to board of directors. (407c3)

Audit Committee Financial Expert

Because we have minimal operations we do not have an audit committee serving at this time. Accordingly, we do not have an audit committee financial expert serving on an audit committee.

ITEM 10:

EXECUTIVE COMPENSATION

Compensation

Douglas Goff, our Chief Executive Officer until May 24, 2007 received compensation in the form of salary/commissions for services performed in his capacity as manager/loan officer of our subsidiary, Hutton Financial.  He has not received any other cash compensation or bonuses, stock appreciation rights, long-term compensation, stock awards or long-term incentive rights since the time when he became an officer/director of Hutton Holdings. Mr. Goff received $-0- During the 2007 fiscal year,  $18,720 in compensation from Hutton Financial during this 2006 fiscal year and $33,000 during our 2005 fiscal year.  Gerald Curtis, our former Chief Executive Officer who resigned in December of 2004, did not receive any compensation during the portion of fiscal year ended June 30, 2005 in which he served, nor during the year ended June 2004.  Mr. Lau, our current CEO since May 24, 2007, has received no compensation.

We do not have an employment contract with our executive officer nor do we have one with Mr. Douglas Goff.  Any additional compensation he may receive over and above his compensation for mortgage broker services performed will be determined at the discretion of our Board of Directors from time to time.

Director Compensation

We do not have any standard arrangement for compensation of our directors for any services provided as director, including services for committee participation or for special assignments.

ITEM 11:

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATEDSTOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our outstanding common stock by our management and each person or group known by us to own beneficially more than 5% of our outstanding common stock.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 25,521,000 shares of common stock outstanding as of June 30, 2007.

CERTAIN BENEFICIAL OWNERS

Name and Address of

Number of Shares of

Beneficial Owners

Common Stock

 Percentage of Class

Lau Hing Bun (1)

19,950,000

78.17%

RM 3506-06

35/F Edinburg Tower

HONG KONG

Canary Global Investment, Inc.

2,369,000

9.28%

Room 12 Dollar Bay Court

Lawn London

IPacific Asset Management

2,286,500

8.96%

Room 3505 –06

35/F Edinburg Tower

Central HONG KONG

MANAGEMENT

Name and Address of

Number of Shares of

Beneficial Owners

Common Stock

 Percentage of Class

Lau Hing Bun (1)

19,950,000

78.17%

RM 3506-06

35/F Edinburg Tower

HONG KONG

CEO, Director

Douglas Goff (2)

50,000

Less than 1%

Director

All Executive Officers

& Directors as a Group (2 person)

 20,000,000

78.37%

(1)

Lau Hing Bun purchased his shares from Douglas Goff, our former sole director and officer; Mr. Goff owned 20,000,000 shares or 78.37% of Hutton Holdings up through May 24, 2007 when he sold 19,950,000 shares to Lau Hing Bun.

(2)

These shares are held in the record name of Texas Home Management LLC which is controlled by Mr. Goff.  Douglas Goff was an officer and 10% shareholder through May 24, 2007.

Changes in Control

There are no present contractual arrangements or pledges that may result in a change of control.  A change of control occurred on May 24, 2007 when Douglas Goff our then sole director, CEO and CFO sold 19,950,000 of his shares which equaled 78.17% of Hutton to Lau Hing Bun.

Securities Authorized for Issuance under Equity Compensation Plans

None. We have no equity compensations plans.

ITEM 12:

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following information summarizes transactions we have either engaged in during the last two years, or propose to engage in, involving our executive officers, directors, more than 5% stockholders, or immediate family members of these persons which equals either $120,000 or an aggregate one percent of the average of our total assets at the year end of our last three fiscal years, whichever is less:

▪

Douglas Goff became a related party upon the receipt of 20,000,000 shares in the acquisition transaction of Hutton Financial. The transaction was an arms length transaction.  At that time he also became our sole director/officer and a change of control occurred.

▪

Mr. Goff sold 19,950,000 of his shares to Lau Hing Bun on May 24, 2007 for $37,519 thus effecting a change in control; he also resigned his various positions as Secretary, President, CEO and CFO with Hutton and Mr. Lau became a director and CEO as of that date.  Mr. Lau owns 78.17% or our outstanding shares

▪

We compensate Mr. Goff for services performed in his capacity as manager and mortgage broker of Hutton Financial, our wholly owned subsidiary, at a wage that we believe is both fair and usual in the industry; Mr. Goff received compensation of $33,000 in 2005, $18,720 in 2006 and $-0- in 2007.  Mr. Goff will continue to serve in this capacity until such time as Hutton commences new business operations

▪

Doug Goff’s spouse, CareyLyn Goff, is employed by Hutton Financial and received $27,268 in compensation during the fiscal year ended June 30, 2006, for services performed for Hutton Financial. During fiscal year 2007 she received $8,200

▪

Doug Goff made advances to Hutton in the amount of $22,434 during the June 30, 2007 fiscal year ended;  these contributions were made without expectation of  reimbursement.

ITEM 13:

EXHIBITS

Number                Title

 2.1

Agreement and Plan of Reorganization, dated December 15, 2004 between Geraco, Inc. and Hutton

Financial Services, Inc. (Filed as part of Form 8K on December 20, 2004.)

2.2

Majority Stock Purchase Agreement, dated May 24, 2007 (Filed as part of Form 8-K Current Report on May 24, 2007)

 3.1

Articles of Incorporation  (filed as Exhibit 2.1 to Form SB-2 on August 9, 2001)

3.2

Certificate of Amendment of Articles of Incorporation filed with the State of Nevada on December 17, 2004  (filed as Exhibit 3.1 of Form 8-K/A on January 31, 2004)

3.3

Certificate of Amendment of Articles of Incorporation filed with the State of Nevada on September 20, 2006 (Filed as part of Form 10KSB for June 30, 2006, on November 14, 2006)

 3.4

Bylaws  (filed as Exhibit 2.2 to Form SB-2 on August 9, 2001)

10.1

Lease dated June 16, 2004   (to be filed by amendment)

10.2

Amendment to Lease dated September 7, 2005 (to be filed by amendment)

10.3

Convertible Note: $4,088 (filed with Form 10KSB for June 30, 2006 on November 14, 2006)

10.4

Convertible Note: $14,942 (Filed with Form 10QSB for December 31, 2006 on February 5, 2007)

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

Sarbanes-Oxley Act of 2002. *

32.1

Certification of Principal Executive and Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

ITEM 14:

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of our annual financial statement and review of financial statements included in our reports on Form 10-QSB and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $23,250 for our year ended June 30, 2007 and $8,195 for our fiscal year ended June 30, 2006.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of our financial statements that are not reported above were $0 for our year ended June 30, 2007 and 2006.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $-0- for fiscal year ended June 30, 2007 and

$ -0- for fiscal year ended June 30, 2006 and consisted of tax preparation services.

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

Audit Committee

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee. Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures

Resolving Conflicts of Interest

Our directors must disclose all conflicts of interest and all corporate opportunities to the entire board of directors. Any transaction involving a conflict of interest will be conducted on terms not less favorable than that which could be obtained from an unrelated third party.

Director Independence

We believe Lau Hung Ling, who acted as a director from May 24, 2007 through the date of this report, and Douglas Goff who acted as a director from December 2004 through May 24, 2007, are independent director(s) as defined under NASD Rule 4200(a)(15).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 27, 2007

 HUTTON HOLDINGS CORPORATION

By:   /s/ Lau Hing Bun                                  .

Lau Hing Bun

Principal Executive and Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 27, 2007

  /s/ Lau Hing Bun

Lau Hing Bun

President, & Director

Principal Executive and Financial Officer

Date: August 27, 2007

/s/ Douglas Goff

Director

29