Form 10QSB
period 2007-09-30
HUTTON HOLDINGS CORP
filed 2007-11-14
CIK 1156833

UNITES STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission file number: 000-51724

HUTTON HOLDINGS CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-1578749
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

_________________________________
(Address of Principal Executive Offices)

_________________________________________
(Issuer’s Telephone Number, including area code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer: Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☐

The number of shares outstanding of each of the issuer’s classes of equity as of the latest practicable date is stated below

Title of each class of Common Stock	Outstanding as of November 14, 2007
Preferred Stock, $0.001 par value
Common Stock, $0.001 par value

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☐

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HUTTON HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

September 30, 2007
(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$806,563
Accounts receivable, net	4,776,331
Amount due from a director	1,165,605
Inventories	6,956,046
Notes receivable	26,649
Prepaid expenses and other receivables	4,544,515
Total current assets	18,275,709

PROPERTY, PLANT & EQUIPMENT, NET	2,994,211
LAND USE RIGHT	199,076

TOTAL ASSETS	$21,468,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loan	$1,732,202
Accounts payable	2,578,041
Accrued expenses and other payables	1,598,007
Amount due to a director	56,299
Amount due to a related party	-
Notes payable	33,312
Customers deposits	5,108,454
Taxes payable	1,586,230
Total current liabilities	12,692,545

TOTAL LIABILITIES	$12,692,545

STOCKHOLDERS’ EQUITY
Preferred stock, Par value $0.001; 50,000,000 shares authorized; $0.001 par value; 5,000,000 shares issued and outstanding on September 30, 2007	$5,000
Common stock, Par value $0.001; 50,000,000 shares authorized; $0.001 par value; 50,000,000 shares issued and outstanding on September 30, 2007	50,000
Additional paid in capital	7,307,188
Retained earnings (Accumulated deficit)	639,289
Other comprehensive income	774,974
TOTAL STOCKHOLDERS’ EQUITY	$8,776,451

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,468,996

See accompanying notes to the consolidated financial statements

HUTTON HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)

	For the Nine Months Ended, September 30		For the Three Months Ended September 30,
	2007	2006	2007	2006

REVENUE	$2,514,001	$-	$2,484,959	$-

COST OF SALES	1,572,227	-	1,552,467	-

GROSS MARGIN	941,774	-	932,492	-

EXPENSES
General & Administrative	199,135	872	153,522	-
Sales & Marketing	94,209	-	92,201	-
Finance	8,475	-	8,186	-

TOTAL OPERATING EXPENSES	301,819	872	253,909	-

OPERATING INCOME (LOSS)	639,955	(872)	678,583	-

OTHER INCOME	96,657	-	37,311	-

PROFIT (LOSS) BEFORE TAXES	736,612	(872)	715,894	-

PROVISION FOR TAXATION	88,490	-	88,490	-

NET INCOME (LOSS)	$648,122	$(872)	$627,404	$-

OTHER COMPREHENSIVE INCOME

Gain on Foreign Exchange Translation	774,974	-	774,974	-

COMPREHENSIVE INCOME (LOSS)	$1,423,096	$(872)	$1,402,378	$-

NET INCOME PER SHARE BASIC & DILUTED	$0.01	$-	$0.01	$-

WEIGHTED AVERAGE SHARES	50,000,000	50,000,000	50,000,000	50,000,000

See accompanying notes to the consolidated financial statements

HUTTON HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006

Cash Flows From Operating Activities:
Net income (Loss)	$648,122	$(872)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	42,827	-
Amortization of land use rights	496	-
Changes in operating Assets and liabilities:
(Increase) Decrease in accounts receivable	(4,776,331)	-
(Increase) Decrease in amount due from a director	(1,165,605)	-
(Increase) Decrease in inventories	(6,956,046)	-
(Increase) Decrease in notes receivable	(26,649)	-
(Increase) Decrease in prepaid expenses and other receivable	(4,543,309)	-
Increase (Decrease) in accounts payable	2,561,222	-
Increase (Decrease) in note payable		-
Increase (Decrease) in accrued expenses and other payables	1,591,600	872
Increase (Decrease) in amount due to a director	56,299	-
Increase (Decrease) in amount due to a related party	(14,969)	-
Increase (Decrease) in notes payable	33,312	-
Increase (Decrease) in customers deposits	5,108,454	-
Increase (Decrease) in taxes payable	1,586,230	-
Net cash provided from (used in) operating activities	(5,854,347)	-

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(3,032,708)	-
Purchase of land use right	(199,572)	-
Net cash used In investing activities	(3,232,280)	-

Cash Flows From Financing Activities:
Proceeds from bank loans	1,732,202	-
Cash acquired from acquisition by issuing preferred and common shares	7,372,773	-
Net cash provided from (used in) financing activities	9,104,975	-

Net (Decrease) increase in cash	18,348	-

Effect of foreign exchange rate changes	774,974	-

Cash at Beginning of Period	13,241	-

Cash at the End of Period	$806,563	$-

See accompanying notes to the consolidated financial statements

HUTTON HOLDINGS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007

NOTE 1 - BASIS OF PRESENTATION

The interim financial statement of Hutton Holdings Corporation and subsidiaries (the Company) for the three and nine months ended September 30, 2007 and 2006 are not audited. The financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the Company’s financial position as of September 30, 2007 and 2006 and the results of its operations and cash flows for the three and nine months ended September 30, 2007 and 2006.

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for a full year period..

NOTE 2 - PRINCIPLES OF CONSOLIDATION AND BUSINESS COMBINATIONS

Business Combinations and Acquisitions

The Company was incorporated under the laws of the State of Nevada on February 26, 2001, as Geraco, Inc. On December 15, 2004, the Company changed its name to Hutton Holdings Corporation.

On August 27, 2007, the Company entered into and closed an Agreement for Share Exchange with China Valley Development Limited, a British Virgin Islands company (“CVDL”), Cai Yingren and Wu Wen, individually, the owners and shareholders of CVDL. The Company acquired 100% ownership interest in CVDL from Cai Yingren and Wu Wen at a consideration of 29,750,000 shares of our common stock and 5,000,000 shares of preferred stock. The Agreement for Share Exchange resulted in a change of control of the Company. For accounting purposes such share exchange was treated as an acquisition of the Company by, and a re-capitalization of, CVDL. CVDL is the accounting acquirer and the results of its operations carry over under reverse merger accounting.

On August 16, 2007 CVDL acquired 100% equity interest of 3 subsidiaries in China including:

1.	Fogang Guozhu Plastics Co. Ltd.

2.	Fogang Guozhu Blowing Equipment Co. Ltd. through Excellent Fame Investments Ltd, a 100% subsidiary of CVDL

3.	Fogang Guozhu Precision Mold Co. Ltd.

These three companies have been consolidated with the Company as of August 16, 2007 following guidelines of GAAP and following the purchase price accounting methods for business combinations as outlined in SFAS 141 “Business Combinations”

Principles of Consolidation

For quarter ended and as of September 30, 2007, the unaudited consolidated financial statements include the accounts of the Company and the following wholly-owned subsidiaries:

1.	Guozhu Holdings Limited

2.	Excellent Fame Investments Ltd.

3.	Fogang Guozhu Plastics Co. Ltd.

4.	Fogang Guozhu Blowing Equipment Co. Ltd.

5.	Fogang Guozhu Precision Mold Co. Ltd.

These wholly owned Chinese subsidiaries are engaged in the manufacturing of beverage bottle production equipment as well as providing molds and bottle production services for various customers. The accompanying unaudited consolidated financial statements include the accounts of its subsidiaries. All significant inter-company balances and transactions have been eliminated.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Economic and Political Risk

The Company’s major operations are conducted in China (“PRC”). Accordingly, the political, economic, and legal environments in the PRC, as well as the general state of the PRC’s economy may influence the Company’s business, financial condition, and results of operations.

The Company’s major operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in Hong Kong and China through its wholly owned subsidiaries.

(c)	Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company did not have provide an allowance for doubtful accounts for nine months ended September 30, 2007 and for the year ended December 31, 2006. There were no bad debts incurred for nine months ended September 30, 2007 and the year ended December 31, 2006.

(d)	Inventories

Inventories consisting of raw materials, work-in-progress, and finished goods are stated at the lower of cost or net realizable value. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Inventory costs are calculated using a weighted average, first in first out (FIFO) method of accounting.

(e)	Property, Plant and Equipment

Property, plant and equipment are carried at cost less accumulated depreciation. The cost of maintenance and repairs is charged to the statement of income as incurred, whereas significant renewals and betterments are capitalized. The cost and the related accumulated depreciation of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of income.

(f)	Land Use Right

According to the law of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government for 50 years.

Land use right represent the cost for purchasing the right to use the leasehold land for the production facilities of Fogang Guozhu Blowing Equipment Co., Limited. It is stated at cost less amortization. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Amortization expense was $496 and $0 for the quarters ended September 30, 2007 and 2006, respectively.

(g)	Depreciation and Amortization

The Company provides for depreciation of plant and equipment principally by use of the straight-line method for financial reporting purposes. Plant and equipment are depreciated to its residual value over the following estimated useful lives:

Building	10 years
Furniture and fixtures	5 years
Machinery and equipment	8 to 10 years
Transportation equipment	5 to 10 years

(h)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the quarters ended September 30, 2007 and 2006.

(i)	Income Tax

The Company has adopted the provisions of statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes. The Company allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future realization is uncertain.

In accordance with the relevant tax laws and regulations of PRC and Hong Kong, the corporation income tax rate applicable ranges from 17.5% to 33%. At times generally accepted accounting principles requires the Company to recognize certain income and expenses that do not conform to the timing and conditions allowed by the PRC. The Company incurred income tax expense of $88,490 and $0 for the quarters ended September 30, 2007 and 2006, respectively.

(j)	Fair Value of Financial Instruments

The carrying amounts of the Company's cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. Term debt secured by various properties have interest rates attached to them commensurate with the finance market at the time and management believes approximate fair values in the short as well as the long term. It is currently not practicable to estimate the fair value of the other debt obligations because these note agreements contain unique terms, conditions, covenants and restrictions which were negotiated at arm's length with the Company's lenders, and there is no readily determinable similar instrument on which to base an estimate of fair value. Accordingly, no computation or adjustment to fair value has been determined.

(k)	Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

a)	Persuasive evidence of an arrangement exists,

b)	Delivery has occurred or services have been rendered,

c)	The seller's price to the buyer is fixed or determinable, and

d)	Collectibility is reasonably assured.

(l)	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2007 and December 31, 2006, the Company has 5,000,000 shares of Series A Convertible Preferred Stock issued and outstanding and each share of Preferred Stock is convertible into 5 shares of the Company’s common stock. However, such Series A Convertible Preferred Stock were not considered as dilutive in nature as of September 30, 2007.

(m)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

(n)	Retirement Benefits

The country of PRC mandates companies to contribute funds into the national retirement system, which benefits qualified employees based on where they were born within the country. The Company pays the required payment of qualified employees of the Company as a payroll tax expense. Very few employees in the Company fall under the mandatory conditions requiring the Company to pay as a payroll tax expense into the retirement system of the PRC. The Company provides no other retirement benefits to its employees.

(o)	Comprehensive Income

Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain, net of tax.

(p)	Foreign Currency Translation

The accompanying consolidated financial statements are presented in United States dollars (US$). The functional currency of the Company is the Renminbi (RMB) and Hong Kong dollar (HK$). Capital accounts of the consolidated financial statements are translated into US$ from RMB and HK$ at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The translation rates are as follows:

	September 30, 2007	December 31, 2006

Period end RMB : US$ exchange rate	7.505	7.805
Average RMB : US$ exchange rate for the reporting period	7.663	7.971

Period end HK$ : US$ exchange rate	7.800	7.800
Average HK$ : US$ exchange rate for the reporting period	7.800	7.800

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(p)	Land Use Rights

According to the law of China, the government owns all the land in China. Companies or individuals are authorized to possess and use the land only through land use rights granted by the Chinese government. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

NOTE 4 - ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	September 30, 2007	December 31, 2006

Accounts receivable	$4,776,331	$-
Less: Allowance for doubtful accounts	-	-

Accounts receivable, net	$4,776,331	$-

NOTE 5 - NOTES RECEIVABLE

Notes receivable are bank acceptance notes collected from customers. All the notes are interest-free and are to be received within 6 months

NOTE 6 - INVENTORIES

Inventories consisting of raw materials and finished goods are stated at the lower of weighted average cost or market value. Inventories are bottled water and its raw material to manufacture the bottles.

Inventories as of September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006

Raw materials	$3,021,833	$-
Work-in-progress	1,445,995	-
Finished goods	2,488,218	-

Total	$6,956,046	$-

NOTE 7 - PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses consist of payments and deposits made by the Company to third parties in the normal course of business operations. These payments are made for the purchase of goods and services that are used by the Company for its current operations.

The Company evaluates the amounts recorded as prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Company when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Company

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned and operated by the Company’s wholly owned subsidiaries in China. Property, plant and equipment as of September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006

At cost:
Buildings	$220,020	$-
Machinery and equipment	3,360,997	-
Motor Vehicles	209,723	-
Office equipment	192,075	10,620
	3,982,815	10,620

Less: Accumulated depreciation
Buildings	$115,901	$-
Machinery and equipment	1,392,147	-
Motor Vehicles	104,020	-
Office equipment	72,947	6,290
	1,685,015	6,290

Plant and equipment , net	$2,297,800	$4,330

Depreciation expense for the quarter ended September 30, 2007 and September 30, 2006, was $42,827 and $2,397, respectively.

NOTE 9 - LAND USE RIGHT

Land use rights of the Company are being amortized using the straight-line method over the lease term of 50 years. Amortization expense for the quarter ended September 30, 2007 and September 30, 2006 was $496 and $0, respectively.

NOTE 10 - CUSTOMER DEPOSITS, ACCRUED EXPENSES AND OTHER PAYABLES

Other payables consist of amounts owed by the Company to various entities that are incurred by the Company outside of the normal course of business operations. These liabilities do not carry any interest rate and are generally payable within 12 months. Customer deposits consist of advance payments made by customers for the purchase of products from the Company.

Customer deposits, accrued expenses and other payables as of September 30, 2007 and December 31, 2006 are summarized as follows:

	September 30, 2007	December 31, 2006

Customer deposits	$5,108,454	$-
Accrued expenses	1,357	-
Other payables	1,713,173	6,407

Total	$6,822,984	$6,407

NOTE 11 - NOTES PAYABLE

Notes payable are bank guaranteed notes collected by suppliers. All the notes are interest-free and are to be repaid within 6 months

NOTE 12 - SHORT TERM DEBT

All the short-term bank loans are repayable within 12 months and are unsecured.

Short-term loans are summarized as follows:

Due date	Interest rate per annum	September 30, 2007	December 31, 2006

June 29, 2008	8.541%	$8,000,000	$-
September 19, 2008	8.748%	5,000,000	-

NOTE 13 - INCOME TAX

(a) Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong and PRC, the statutory corporate income tax rates are 17.5% for Hong Kong and 33% in PRC. The corporate income tax rates applicable to the Company and its subsidiaries for the quarters ended September 30, 2007 and 2006 were as follows:

	September 30, 2007	December 31, 2006

Fogang Guozhu Plastics Co. Ltd.	33%	33%
Fogang Guozhu Blowing Equipment Co. Ltd.	33%	33%
Fogang Guozhu Precision Mold Co. Ltd	33%	33%

The actual and effective corporate income tax was 12% and Nil for the quarters ended September 30, 2007 and 2006, respectively.

(b) Value Added Tax ("VAT")

There is no VAT under current tax laws in Hong Kong.

In accordance with the current tax laws in the PRC, the VAT rate for the PRC subsidiaries for export sales is 8.5% to 10% and domestic sales is 17%. VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but may offset this tax liability from the VAT for the taxes that it has paid on eligible purchases. The VAT payable balances of $1,638,231 and $0 as of September 30, 2007 and December 31, 2006, respectively, have been accrued and reflected as taxes payable in the accompanying consolidated balance sheets.

NOTE 14 - RELATED PARTY TRANSACTIONS

Due to directors consists of advances from directors and payments on behalf of the Company by the directors. Due to directors are unsecured and interest free with no fixed payment terms, but are expected to be repaid to the directors within the current year.

Due from directors consists of advances to directors and payments on behalf for directors. Due from directors is unsecured and interest free with no fixed payment terms, but are expected to be repaid by the directors within the current year.

Due to a related party represented a loan from a shareholder as of December 31, 2006.

NOTE 15 - PREFERRED STOCK

The Company has 5,000,000 shares of Series A Convertible Preferred Stock authorized at $0.001 par value per share (the “Preferred Stock”).

On August 26, 2007, the Company entered into an Agreement for Share Exchange with China Valley Development Limited, a British Virgin Islands company (“CVDL”) and Cai Yingren and Wu Wen, individually, the owners and shareholders of CVDL to acquired 100% ownership interest in CVDL from Cai Yingren and Wu Wen at a consideration of 29,750,000 shares of our common stock and 5,000,000 shares of Preferred Stock. See also NOTE 4. Each share of Preferred Stock is convertible into 5 shares of the Company’s common stock, par value $.001 per share. As of September 30, 2007, none of the shares of Preferred Stock was converted into common shares of the Company.

NOTE 16 - COMMON STOCK

The Company has 50,000,000 shares of common stock authorized at $0.001 par value per share.

On August 26, 2007, the Company entered into an Agreement for Share Exchange with China Valley Development Limited, a British Virgin Islands company (“CVDL”) and Cai Yingren and Wu Wen, individually, the owners and shareholders of CVDL to acquired 100% ownership interest in CVDL from Cai Yingren and Wu Wen at a consideration of 29,750,000 shares of our common stock and 5,000,000 shares of Preferred Stock. See also NOTE 4. Immediately following completion and as of September 30, 2007, the Company had a total of approximately 50,000,000 shares of common stock issued and outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "HTTH believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of HTTH and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Investors are also advised to refer to the information in our filings with the Securities and Exchange Commission, specifically Forms 10-KSB, 10-QSB and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

Except as otherwise indicated by the context, references in this Form 10-QSB to “HTTH,” “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are to Hutton Holdings Corp., a Nevada corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

Corporate Overview

We were incorporated under the laws of the State of Nevada on February 26, 2001, as Geraco, Inc. (Geraco). On December 15, 2004, Geraco completed the acquisition of all the issued and outstanding stock of Hutton Financial Services, Inc. (Hutton), a Nevada corporation, and changed its name to Hutton Holdings Corporation.

On August 27, 2007, we entered into and closed an Agreement for Share Exchange with China Valley Development Limited, a British Virgin Islands company (“CVDL”), Cai Yingren and Wu Wen, individually, the owners and shareholders of CVDL. We acquired 100% ownership interest in CVDL from Cai Yingren and Wu Wen at a consideration of 29,750,000 shares of our common stock and 5,000,000 shares of preferred stock Immediately following completion we had a total of approximately 50,000,000 shares of common stock and 5,000,000 shares of preferred stock issued and outstanding. CVDL owned 3 subsidiaries in China engaged in production of beverage bottle, beverage bottle production machineries and bottle production services.

Business Overview

We are a company with expertise in production of beverage bottle which mainly is made of PET, a type of plastic with desirable characteristic for packaging including clear and wide range of color and shape, tough, good resistance to heat, moisture, dilute acid, and recyclable. We produce, market and sell full range of beverage bottle production machineries including high speed injection molding machines, semi-automatic and high speed automatic plastics stretch blow molding machines, infrared ray perform heater, label heat shrinker and perform injection mold and blowing mold. We also provide bottle production service. We now are selling our machines using the brand name “Guo Zhu”.

Currently, we have 385 full-time staff. We operate one production plant in Qingyuan City, Guangdong Province, a sales office in Beijing and a R&D center in Guangzhou City, PRC. In 2006, around 80% of our sales is contributed from China market. Besides In addition to China, we are exporting our machines to more than ten countries including Japan, Germany, United Kingdom, Hong Kong, Taiwan, Korea, Australia, Russia, Vietnam, Brazil and countries in Middle East. Our target customers are drink and beverage companies and pharmaceutical companies and their packaging services providers including China Huiyuan Juice Group Limited, Nestle, Danone, Coca-Cola, Harbin Pharmaceutical Group, Wahaha and Zhuhai Zhongfu.

Our Products

Our business focus is PET bottle production in beverage production process. We provide three kinds of services and products for our customers:

•	We provide bottle production machineries so that our customer can produce bottles themselves;

•	We provide preform injection mold and blow molds for our customers’ bottle production machines;

•	We provide complete bottles production services;

The table bellow illustrated the product lines and corresponding products we are producing and selling and their respective percentage of contribution to the turnover for the year of 2006.

Product lines	Plastic packaging machineries and supplementary machineries	Molds Production	Finished Bottles production

Products	Semi-automatic blowing machine	Multi-cavities Preform injection molds	PET bottles for carbonated soft drink, water and hot filled beverages such as juice and tea.
	Automatic blowing machines	Blowing molds	PP bottles for pills and IV injection
Injection molding machines
Preform Heater
Necking Crystallizer
Label Head Shrinker

Percentage of contribution to turnover (2006)	64.2%	8.1%	27.7%

Our Market

Global Beverage Packaging Machinery Market

Beverage packaging is one of key application for packaging machines. In 2006, beverage packaging accounted for 20% of total global sales of packaging machinery, ranked second after food packaging which accounted for 40%. In term of geographical classification of global market of packaging machinery for 2006, the Americas had the largest market share which was equivalent to 31.8% of the total market. China plus Japan and Europe occupied similar size of shares which were equal to 25.9% and 24.7% respectively. Asia-Pacific ranked the forth which owned a market share of 11.2%. Africa plus Middle East owned 3.5% and Russia with Central Asia owned the remaining 2.9%. It is expected that the global market for beverage packaging machinery is growing at an annual rate of around 3%.

Beverage Market and Packaging Trends

Packaged beverage is usually packed by four kinds of packaging material: carton, can, glass and PET. In 2003, these four kinds of packaging material accounts for 98% of 870 billion units, the total consumption of the year, in which glass is the most popular kind of packing having 33% of market and Can ranked the second occupying 27%. However, from the research of marketers and players in the industry, PET is the most rapidly growing packaging material for beverages. It is expected that 41% of beverage sold in 2015 will be packaged in PET bottles which equal to 565 billion units. PET outperforms other packaging material in popularity.

Sales and Marketing

We market our products and update the market about our progress and breakthrough by participating the tradeshows and exhibitions related to beverage industry and bottle production industry. In 2006, we attended 6 tradeshows and exhibitions demonstrating the newest and killing products. We also organize plant visit for prospect to demonstrate the solutions we can provide. As beverage industry is a concentrated industry, this is proven to be the most effective way of marketing for us.

As we are well known in the beverage industry in China, nearly all beverage companies contact our sales team or senior management directly to seek for solutions or products. Our sales team and the senior managements totally participate and manage the whole sales process. For overseas market, we mainly market their production through trading agents and export companies in China. In certain overseas markets, we also appoint local agent for order taking and after sales services.

Business Outlook

We are in the leading position among the Chinese beverage packaging machinery companies. We are one of few China companies which can produce high speed automatic bottle blowing machines. We are also the only China company can produce all machines and components of both high speed bottle production line and semi-auto bottle production line including inject molding machine, injection and blowing molds, semi-automatic and high speed automatic blowing machine.

By leverage our market leadership and the growth opportunity of the market, we adopt following strategies to grow our business:

Expanding production capacity

The demand for PET beverage bottle production machines is huge that the current supply level cannot fully match. The growth rate of demand of PET bottles is 9% per annum which is promising for the industry. We believe the growth rate of the global demand of PET beverage bottles in China is higher than that of global market. Our major growth strategy is to expand our production capacity to cope with the growth of market so that we can preserve our position in the industry. We are focusing to gather and acquire resources available inside or outside of our company to execute this strategy. We are refining our production process so as to speed up our product deliver time in order to increase the efficiency of working capital. In June 2007, we had secured a loan of US$1.07 million for working capital. We are also developing market with high profit margin to strength our financial performance for our growth.

Enhancing production efficiency and speed

The competition of the packaged beverage market is very keen. The Product development cycle of the beverage industry is getting short in order to act fast enough to match the competitors. The requirement from the beverage industry for fast delivery of production line including the packaging components becomes mandatory. The faster a vendor can deliver the business, the more likeness the vendor can gain the business.

In addition, faster delivery of products can enhance efficiency of working capital which is crucial for the expansion of production capacity.

Expanding overseas markets

While the China market is very promising, the overseas market offers a better margin for our products. In addition, our business performance will be more stable if we can diversify our market in order to avoid any possible fluctuation in Chinese economy and market condition. We are expanding our percentage of sales in overseas market so as to increase our market coverage and improve our profit margin.

Continuing product development

Beverage packaging is a fast growth industry. The market is keeping required for faster and more sophisticated machineries to cope with the development. Technology and production development is one of our key focus of business strategy in order to sustain our growth and success. In 2007, we setup a research and development center, with a prestige university in China, for our product development and enhance.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104. All of the following criteria must exist in order for us to recognize revenue:

1. Persuasive evidence of an arrangement exists;

2. Delivery has occurred or services have been rendered;

3. The seller's price to the buyer is fixed or determinable; and

4. Collectibility is reasonably assured.

The majority of the Company's revenue results from sales contracts with direct customers and revenues are generated upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectibility. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Recent Accounting Pronouncements

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

Statement No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153 Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

Statement No. 154 Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The Company does not expect that the adoption of other recent accounting pronouncements to have any material impact on its financial statements.

Results of Operations - Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006

The following table summarizes the results of our operations during the three-month periods ended September 30, 2007 and 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2007 to the three-month period ended September 30, 2006.

	Three months ended September 30,
	2007	2006	Increase	% increase

Revenue	$2,484,959	$-	$2,484,959	-
Cost of Goods Sold	1,552,467	-	1,552,467	-
Gross Profit	932,492	-	932,492	-
Selling and Marketing Expenses	92,201	-	92,201	-
General and Administrative Expenses	153,522	-	153,522	-
Finance Charge	8,186	-	8,186	-
Total Operating Expenses	253,909	-	253,909	-
Income from Operation	678,583	-	678,583	-
Other Income (expense)	37,311	-	37,311	-
Income before Income Tax	715,894	-	715,894	-
Provision for Taxes	88,490	-	88,490	-
Net income	627,404	-	627,404	-

Revenues

Sales revenue increased from $0 for the third quarter of 2006 to $2,484,959 for the third quarter of 2007.

The increase in revenue was mainly due to the new business of bottle production machinery, mold and bottle production service acquired on August 27, 2007. The new business has a much large scale of business and thus generated much larger revenue.

Cost of goods sold and gross profit

Cost of goods sold for the third quarter of 2007 was $1,552,467, an increase of $1,552,467 compared to $0 of the same period in 2006. The increase of cost of good for the three months period ended September 30, 2007 as compared the same period last year was a result of acquisition of a new business that generated revenue from sales.

Gross profit was $932,492 for the three months ended September 30, 2007 compared to $0 for the same quarter last year. This increase was contributed by the increase of revenue after acquisition of new business on August 27, 2007.

Gross profit as a percentage of net revenues was 37.5% in the third quarter of 2007.

Selling and marketing

Selling and marketing expenses, including distribution expenses, increased from $0 in the three months ended September 30, 2006 to $92,201 in the same period of 2007, representing an increase of $92,201. The details of our selling and marketing expenses for the quarter ended September 30, 2007 were as follows:

Staff cost	$6,462
Supplies	2,692
Marketing and exhibition cost	43,342
Freight charges	31,811
Sundry expenses	6,044
Sales related tax	1,850

The increase in the selling and marketing expenses is primary due to the increase in participating exhibitions and the increase of marketing activities and sales personnel after acquiring the new business on August 27, 2007.

General and Administrative

General and administrative expenses increased from $0 in the third quarter of 2006 to $153,522 in the same quarter of 2007, an increase of $153,522. The details of general and administrative expenses for the third quarter of 2007 were as follows:

Staff cost	$27,083
Office and supplies	18,380
Traveling and entertainment	24,496
Transportation cost	7,594
Research and development	11,804
Insurance	3,292
Depreciation and amortization	8,823
Tax fee	1,323
Sundry expenses	50,727

The increase in general and administrative expenses in the quarter ended September 30, 2007 compared to the same period of 2006 was primarily due to the new business acquired on August 27, 2007.

Income before income tax and income taxes expenses

Income before income tax was $715,894 for the quarter ended September 30, 2007 compared to $0 for the same period last year. The increase was mainly due to the increase in revenue and hence income before tax from new business acquired on August 27, 2007.

Provision for taxation for the quarter ended September 30, 2007 was $88,490, compared to $0 for the quarter ended September 30, 2006. The Company’s effective tax rate for this quarter was 12.4%

Net income

Net income for the third quarter of 2007 was $627,404, representing an increase of $627,404 from the same period in 2006. The increase was mainly due to the increase in revenue and hence net income from new business acquired on August 27, 2007. Net margin for the third quarter of 2007 was 25.3% while the Company reported no profit and loss for the same quarter of 2006.

Results of Operations - Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006

The following table summarizes the results of our operations during the nine month periods ended September 30, 2007 and 2006, and provides information regarding the dollar and percentage increase or (decrease) from the nine month period ended September 30, 2007 to the nine month period ended September 30, 2006:

	Nine months ended September 30,
	2007	2006	Increase	% increase

Revenue	$2,514,001	$-	$-	-
Cost of Goods Sold	1,572,227	-	-	-
Gross Profit	941,774	-	-	-
Selling and Marketing Expenses	94,209	-	-	-
General and Administrative Expenses	199,135	872	198,263	22,737%
Finance Charge	8,475	-	-	-
Total Operating Expenses	301,819	872	300,947	34,512%
Income from Operation	639,955	(872)	640,827	-
Other Income (expense)	96,657	-	-	-
Income before Income Tax	736,612	(872)	737,484	-
Provision for Taxes	88,490	-	-	-
Net income	648,122	(872)	648,994	-

Revenues

Sales revenue increased from $0 for the nine months ended September 30, 2006 to $2,514,001 for the same period of 2007, representing an increase of $2,514,001.

The increase in revenue was mainly due to the new business of bottle production machinery, mold and bottle production service acquired on August 27, 2007.

Cost of goods sold and gross profit

Cost of goods sold for the nine months ended September 30, 2007 was $1,572,227, an increase of $1,572,227 compared to $0 of the same period in 2006. The increase of cost of good for the nine months period ended September 30, 2007 as compared the same period last year was as a result of increase in revenue generated from the acquisition of the new business of bottle production machinery, mold and bottle production service on August 27, 2007.

Gross profit was $941,744 for the nine months ended September 30, 2007 compared to $0 for the same period last year. This increase was contributed by the increase of revenue after acquisition of new business on August 27, 2007.

Gross profit as a percentage of net revenues was 37.5% in the nine months period ended September 30, 2007.

Selling and marketing

Selling and marketing expenses, including distribution expenses, increased to $94,209 in the same period of 2007 from the same period last year, which represented an increase of $94,209. The details of our selling and marketing expenses for the nine months ended September 30, 2007 were as follows:

Staff cost	$6,462
Supplies	2,692
Marketing and exhibition cost	43,342
Freight charges	31,811
Sundry expenses	8,052
Sales related tax	1,850

The increase in the selling and marketing expenses for the nine months ended September 30, 2007 as compared to the same period last year was primary due to the increase in participating exhibitions and the increase of marketing and sales personnel after acquiring the new business.

General and Administrative

General and administrative expenses increased from $872 in the nine months ended September 30, 2006 to $199,135 in the same period of 2007, or a 22736.58% increase. The details of general and administrative expenses for the nine months ended September 30, 2007 were as follows:

Staff cost	$27,083
Office and supplies	18,380
Traveling and entertainment	24,496
Transportation cost	7,594
Research and development	11,804
Insurance	3,292
Depreciation and amortization	8,823
Tax fee	1,323
Sundry expenses	96,340

The increase in general and administrative expenses in the nine months ended September 30, 2007 compared to the same period of 2006 was primarily due to the new business acquired on August 27, 2007.

Income before income tax and income taxes expenses

Income before income tax was $736,612 for the nine months ended September 30, 2007 compared to a loss of $872 for the same period last year. The increase was mainly due to the increase in revenue from the new business acquired on August 27, 2007.

Provision for taxation for the nine months ended September 30, 2007 was $88,490, compared to $0 for the nine months ended September 30, 2006. The Company’s effective tax rate for the nine months period ended September 30, 2007 was 12.0%

Net income

Net income for the nine months of 2007 was $648,122, representing an increase of $648,994 from the same period in 2006. The increase was mainly due to the increase in revenue and hence net income from the new business acquired on August 27, 2007. Net margin for the nine months ended September 30, 2007 was 25.8% while the nine months period ended September 30, 2006 the Company reported a loss of $872.

Liquidity and Capital Resources

Cash

Our cash balance at September 30, 2007, was $806,563, representing an increase of $804,828, or 46,388%, compared with our cash balance of $1,735 at September 31, 2006. The increase was mainly attributable to net cash received through acquisition of the new business on August 27, 2007.

Cash Flow

Cash outflows from operations during the nine months ended September 30, 2007 amounted to $5,854,347 as compared to cash outflows from operations of $1,187 in the same period of 2006. The increased in cash outflow was due primarily to increases in account receivable, inventories, prepaid expenses and other receivable.

Our cash outflows used in investing activities amounted to $3,232,280 in the nine months ended September 30, 2007. During that period, we have purchased equipment and land use right for our expansion of production capacity.

Our cash inflows from financing activities amounted to $9,104,975 in the nine months ended September 30, 2007. During this period, we received two short-term bank loans and obtained addition cash through the acquisition on August 27, 2007.

Working Capital

Our working capital increased by $5,606,912 to $5,583,164 at September 30, 2007 as compared to net working capital deficit of $23,748 at December 31, 2006, primarily due to the addition cash obtained through the acquisition on August 27, 2007.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of September 30, 2007, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses in the nine months ended September 30, 2007 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollar at the exchange rate of 7.663 to 1. In the third quarter of 2005, RMB began to rise against the US dollar. There can be no assurance that RMB to US dollar exchange rates will remain stable. A devaluation of RMB relative to the US dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 3 - CONTROL AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined under the Exchange Act Rule 13a-15(e), that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosures. We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon their evaluation and subject to the foregoing, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to ensure that required material information is included in this quarterly report for the period ended September 30, 2007.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 26, 2007, the Company entered into and consummated an Agreement for Share Exchange with China Valley Development Limited, a British Virgin Islands company (“CVDL”) and Cai Yingren and Wu Wen, individually, the owners and shareholders of CVDL to acquire a 100% ownership interest in CVDL from Cai Yingren and Wu Wen at a consideration of 29,750,000 shares of the Company’s common stock and 5,000,000 shares of the Company’s preferred stock. Immediately following completion of the share exchange transaction, the Company shall have a total of approximately 50,000,000 shares of its common stock and 5,000,000 shares of its preferred stock issued and outstanding. A Certificate of Designation filed with the Nevada Secretary of State on August 29, 2007 and according to the Certificate of Designation, each share of preferred stock shall be convertible into five (5) shares of common stock subject to the availability of common shares.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6- EXHIBITS

The following exhibits are furnished as part of the Quarterly Report on Form 10-QSB:

Exhibit No.	Description
31	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTON HOLDINGS CORPORATION

Dated: November 14, 2007	By:	/s/ Chong Hui Zhao
Name: Chong Hui Zhao
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)