Form 10KSB
period 2007-12-31
China Bottles Inc
filed 2008-04-15
CIK 1156833

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

COMMISSION FILE NO. 000-51724

CHINA BOTTLES, INC.

(Formerly HUTTON HOLDINGS CORPORATION)
(Name of Small Business Issuer in Its Charter)

Nevada	87-1578749
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Huanghuahu Industrial Zone, Fogang County
Guangdong Province, PRC 511675
(Address of principal executive offices) (Zip Code)

(86) 763-4620777
Issuer’s telephone number:

Securities Registered Under Section 12(b) of the Exchange Act: None.

Securities Registered Under Section 12(g) of the Exchange Act: Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2007 were $22,501,627.

The aggregate market value of the registrant’s Common Stock held by non-affiliates as of April 11, 2008 was $ 121,500,000.

As of April 11, 2008, the registrant had 75,000,000 shares of Common Stock ($0.001 par value) issued and outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☐

PART I

FORWARD LOOKING STATEMENTS

In this annual report references to "China Bottles,""the Company,"  "we," "us," and "our" refer to China Bottles, Inc. and its subsidiaries.

This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which China Bottles may participate, competition within China Bottles’ chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

History

The Company was incorporated under the laws of the State of Nevada on February 26, 2001, as Geraco, Inc. On December 15, 2004, the Company changed its name to Hutton Holdings Corporation. On April 3, 2008, the Company changed its name to China Bottles, Inc.

On August  26, 2007, we entered into an Agreement for Share Exchange (the “Agreement”) with China Valley Development Limited, a British Virgin Islands company (“CVDL”) and Cai Yingren and Wu Wen, individually, the owners and shareholders of CVDL (the “Shareholders”)

Pursuant to the terms of the Agreement, we acquired a 100% ownership interest in CVDL in exchange for the issuance to the Shareholders of 29,750,000 shares of common stock (the “Common Stock”) and 5,000,000 shares of Series A Preferred Stock (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock was convertible into five shares of common Stock, subject to the availability of the shares of Common Stock. The share exchange took place according to the terms of the Agreement and in accordance with applicable law.  Immediately following completion of the transaction through the issuance of the exchange shares, we had a total of approximately 50,000,000 shares of its common stock and 5,000,000 shares of Series A Preferred Stock issued and outstanding.  On April 3, 2008, we amended our Articles of Incorporation to increase the number of shares that we are authorized to issue to 175,000,000 shares of Common Stock and 25,000,000 shares of Preferred Stock.

CVDL owns 100% of the outstanding equity of Guozhu Holdings Limited, a Hong Kong company (“Guozhu”). Guozhu owns 100% of each of Fogang Guozhu Plastics Company Limited, Fogang Guozhu Blowing Equipment Company Limited and Guangdong Guozhu Precision Mold Company Limited (collectively, the “Guozhu Operating Companies”).

On November 15, 2007, our Board of Directors acted by unanimous written consent to change our fiscal year end from June 30 to December 31. As a result of the interpretive guidelines, no transition report is required in connection with such change in fiscal year end.

On April 3, 2008, we filed an amendment to our Articles of Incorporation pursuant to which we changed our name to China Bottles, Inc and we increased our authorized capitalization to 200,000,000 shares, of which 175,000,000 are shares of Common Stock and 25,000,000 are shares of Preferred Stock.

Acquisition of Guozhu Group

We are a company with expertise in production of beverage bottle which mainly is made of PET (Polyethylene terephthalate), a type of plastic with desirable characteristics for packaging including clear and wide range of color and shape, tough, good resistance to heat, moisture, dilute acid, and recyclable. We produce, market and sell full range of beverage bottle production machineries including high speed injection molding machines, semi-automatic and high speed automatic plastics stretch blow molding machines, infrared ray perform heater, label heat shrinker and perform injection mold and blowing mold. We also provide bottle production service. We now are selling our machines using the brand name “Guo Zhu”.

Currently, we have about 385 full-time staff. We operate one production plant in Qingyuan City, Guangdong Province, a sales office in Beijing and a R&D center in Guangzhou City, PRC. In 2006, around 80% of our sales are contributed from China market. In addition to China, we are exporting our machines to more than ten countries including Japan, Germany, United Kingdom, Hong Kong, Taiwan, Korea, Australia, Russia, Vietnam, Brazil and countries in Middle East. Our target customers are drink and beverage companies and pharmaceutical companies and their packaging services providers including China Huiyuan Juice Group Limited, Nestle, Coca-Cola, Harbin Pharmaceutical Group, and Wahaha Group.

Corporate Milestones

We are one of the leaders in the beverage packaging production industry in China. We started our operation in 1996. Certain of our milestones are illustrated in the table below:

Milestone	Date
Commenced the beverage bottle production business	1993
Commenced the injection molds and blowing molds production services	1995
Produced and marketed the first semi-automatic blowing machine	1998
Started to export injection and blowing molds to overseas market	2000
Qualified by Coca-Cola as PET bottle providers	2000
Started to export semi-automatic blowing machine to overseas market	2002
Qualified by Coca-Cola as molds suppliers	2004
Produced and marketed the first automatic blowing machine	2004
Started to export automatic blowing machine to overseas market	2005
Produced and marketed the first perform injection molding machine	2006

Our Business

General

Our business focus is PET bottle production in beverage production process. We provide three kinds of services and products for our customers:

•	We provide bottle production machineries so that our customer can produce bottles themselves;

•	We provide perform injection mold and blow molds for our customers’ bottle production machines; and

•	We provide complete bottles production services;

Principal Products and their Market

The table bellow illustrated the product lines and corresponding products we are producing and selling and their respective percentage of contribution to the turnover for the year of 2007.

Plastic packaging machineries and
Product lines	supplementary machineries	Molds Production	Finished Bottles production
	Semi-automatic blowing machine	Multi-cavities Perform injection	PET bottles for carbonated
		molds	soft drink, water and hot filled
beverages such as juice and
tea.

	Automatic blowing machines	Blowing molds	PP bottles for pills and IV
Products			injection

Injection molding machines
Preform Heater
Necking Crystallizer
Label Head Shrinker

Percentage of
contribution to	7.6%	69.2%	23.2%
turnover (2007)

Market Overview

Global Beverage Packaging Machinery Market

Beverage packaging is one of key application for packaging machines. In 2007, beverage packaging accounted for 20% of total global sales of packaging machinery, ranked second after food packaging which accounted for 40%.

In term of geographical classification of global market of packaging machinery for 2007, the Americas had the largest market share which was equivalent to 31.8% of the total market. China plus Japan and Europe occupied similar size of shares which were equal to 25.9% and 24.7% respectively. Asia-Pacific ranked the forth which owned a market share of 11.2%. Africa plus Middle East owned 3.5% and Russia with Central Asia owned the remaining 2.9%.

It is expected that the global market for beverage packaging machinery is growing at an annual rate of around 3%. Following figure illustrates the global market size from 2003 to 2008.

(Source: SPG Media)

Beverage Market and Packaging Trends

Packaged beverage is usually packed by four kinds of packaging material: carton, can, glass and PET. In 2003, these four kinds of packaging material accounts for 98% of 870 billion units, the total consumption of the year, in which glass is the most popular kind of packing having 33% of market and Can ranked the second occupying 27%. However, from the research of marketers and players in the industry, PET is the most rapidly growing packaging material for beverages. It is expected that 41% of beverage sold in 2015 will be packaged in PET bottles which equal to 565 billion units. Following table lists the forecasted annual growth rate of these four kinds of packaging material in global beverage market.

	Carton	Can	Glass	PET
Growth Rate p.a.	4%	1%	0%	9%

PET outperforms other packaging material in popularity. Forecasted number of packaged beverage in different packaging material for the year 2003, 2007, 2011 and 2015 is shown in following figure.

(Source: PCI, Canadean, Mercer, GDA, Tetra, KRONES)

Government Regulation

In relation to the design, development, manufacture and sale of plastic injection molding machines, Chinese government and PRC laws do not require any special and/or additional approvals, permissions or any other qualifications required except for the relevant business license.

In certain provinces and cities, the provincial governments and the city government requires the beverage bottle manufactures acquired Food Hygiene Permits before they can sell these bottles or use these bottles for food and drinks containing usage.

We carry on our business in an industry that is subject to PRC environmental protection laws and regulations. These laws and regulations require enterprises engaged in manufacturing and construction that may cause environmental waste to adopt effective measures to control and properly dispose of waste gases, waste water, industrial waste, dust and other environmental waste materials, as well as fee payments from producers discharging waste substances. Fines may be levied against producers causing pollution.

Business Strategies

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

Expanding overseas markets

While the Chinese market is very promising, the overseas market offers a better margin for our products. In addition, our business performance will be more stable if we can diversify our market in order to avoid any possible fluctuation in Chinese economy and market condition. We are expanding our percentage of sales in overseas market so as to increase our market coverage and improve our profit margin.

Continuing product development

Beverage packaging is a fast growth industry. The market is keeping required for faster and more sophisticated machineries to cope with the development. Technology and production development is one of our key focuses of business strategy in order to sustain our growth and success. In 2007, we setup a research and development center, with a prestige university in China, for our product development and enhance.

Marketing and Distribution

We market our products and update the market about our progress and breakthrough by participating the tradeshows and exhibitions related to beverage industry and bottle production industry. In 2007, we attended a number of tradeshows and exhibitions demonstrating the newest and killing products. We also organize plant visit for prospect to demonstrate the solutions we can provide. As beverage industry is a concentrated industry, this is proven to be the most effective way of marketing for us.

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

Competition

We face different competition environment for its three business lines.

Beverage bottle production machinery

Our beverage bottle production machineries cover both high-end market and mid-end market.

The high-mid production line mainly covers the production line composed of high-speed bottle blowing machines and high speed preform injection molding machines. For the high-end market, we have around 10 competitors in which most of them are foreign company. For this market, price-performance ratio, throughput of product, reliability and product delivery time and services support are key factors for competition. Because of the high entry barrier in capital investment and technology expertise and the higher demand over the supply in the market, the competition in this market is mild yet.

There are hundreds of companies supping semi-automatic machinery in the mid-tier market. The competition in this market is keen. Players in this market mainly compete in price, reliability. As the result, only a few players with scale can be in the business. In the long run, the market will become an oligopoly.

Bottle production

This market has a large number of players with great variation in quality, scale of operation. Cost, technological expertise and ability of timely delivery is key factor in competition. We are the top-tier player in this business because of our quality and reputation and have stable business relation with big companies which are willing to pay premium for quality.

Injection and Blowing Molds production

Key factors for competition in this market are technology expertise, timely delivery and durability of the product. The market is stratified and we are the leader in this industry and are one of three authorized molds suppliers of Coca-Cola Company. The competition in the tier we are in is mild as there are only a few players who can provide up to standard injection molds and blowing molds for mid to higher tier beverage and drinks companies.

Employees

Currently we have about 409 employees.

Intellectual Property

We own three patents related to designs of bottle blowing machines registered in China. All these patents will be expired 10 years after the patent registered date. Table below has summarized these three patents:

Item	Patent Number	Registered Date
1	ZL 03 2 67574.7	July 16, 2003

2	ZL 03 2 67575.3	July 16, 2003

3	ZL 03 2 67576.3	July 16, 2003

We also have the rights to our trademark which composes of our logo and the Chinese words “Guo Zhu” in China.

ITEM 2. DESCRIPTION OF PROPERTY

Property Owned and Leased

We own one production plant with executive offices and rent two offices that one is a sales office and one is an R&D center. The following table has summarized real property we own or lease:

Item	Address	Leased/Owned
1	Huanghuahu Industrial Zone, Tangtang Town , Fogang County, Qingyuan City, Guangdong Province, PRC	We possess a land use right

2	Rm C580, C521, 5/F., Wushan Technology Plaza, Wushan Road, Guangzhou, PRC	Leased

3	Rm 504, 249 Chashan Road, Guangzhou, PRC	Leased

The period of land use right of item 1 will expire in 2053 at which time the property will be acquired by the State under PRC laws. The leasing period of item 2 and 3 will expire in 2010 and 2009 respectively. All leasing agreements are with customary Chinese leasing conditions.

ITEM 3. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our Company, our Common Stock, any of our subsidiaries or of our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 27, 2007, the Board of Directors of the Company as well as the stockholders of a majority of the outstanding shares of the Company’s common and preferred stock approved by written consent, (i) the amendment of the Company’s Articles of Incorporation to increase the number of authorized shares of the capital stock of the Company to 200,000,000 shares, of which 175,000,000 shares were to be designated as Common Stock and 25,000,000 shares were to be designated as preferred stock (“Capital Increase Amendment”), and (ii) the amendment of the Company’s Articles of Incorporation to change the name of the Company to China Bottles, Inc (“Name Change Amendment”). On or about March 7, 2008, the Company mailed to its stockholders, an Information Statement disclosing the approval of the Capital Increase Amendment and the Name Change Amendment. On April 3, 2008, the Company amended its Articles of Incorporation to change its name to China Bottles, Inc and to increase its authorized capital as described above.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 31, 2005, our shares were cleared for trading on the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) under the symbol “HTTH”.

The aggregate market value of our common equity held by non-affiliates based upon the average bid and ask price of such common equity on April 11, 2008, as reported by OTCBB was approximately $121,500,000

 We have not declared dividends on our Common Stock and do not anticipate paying dividends on our Common Stock in the foreseeable future. There were no reported bids for our Common Stocks during 2006 and the first quarter of 2007.

Year	Period	High	Low
2006	First Quarter	-	-
	Second Quarter	-	-
	Third Quarter	-	-
	Fourth Quarter	-	-
2007	First Quarter	-	-
	Second Quarter	$6.00	$6.00
	Third Quarter	6.00	6.00
	Fourth Quarter	6.00	6.00
2008	First Quarter	$6.00	$6.00

The source for the high and low closing bids quotations is the Bloomberg database and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits.

As of April 11, 2008, the Company had 75,000,000 shares of Common Stock issued and outstanding.

Holders

As of April 11, 2008, we have approximately 69 shareholders of record of holding 75,000,000 shares of Common Stock.

As of the fiscal year ended December 31, 2007, we had 50,000,000 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock issued and outstanding. Each share of Series A Preferred Stock was convertible into five (5) shares of Common Stock at the option of the holders, subject to the availability of Common Shares, at any time after their issue date. On April 3, 2008, the Company amended its Articles of Incorporation to increase the number of shares of Common Stock that it is entitled to issue from 50,000,000 shares to 175,000,000 shares and the number of shares of Preferred Stock that it is authorized to issue from 10,000,000 shares to 25,000,000 shares. On April 11, 2008, 5,000,000 shares of Series A Preferred Stock held by China Water and Drinks Inc. were converted into 25,000,000 shares of Common Stock.

Dividends

We have never declared or paid any cash dividends or distributions on our Common Stock. We currently intend to retain our future earnings to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our Common Stock in the foreseeable future.

Transfer Agent and Registrar.

Our transfer agent is Interwest Transfer Company, Inc., located at 1981 East Murray Holladay Road, Suite 100, P.O. Box 17136, Salt Lake City, UT 84117. Their telephone number is (801) 272-9294.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

On August 26, 2007, we entered into an Agreement for Share Exchange (the “Agreement”) with China Valley Development Limited, a British Virgin Islands company (the “CVDL”) and Cai Yingren and Wu Wen, individually, the owners and shareholders of CVDL (the “Shareholders”) pursuant to which we acquired a 100% ownership interest in CVDL from the Shareholders. In consideration for the acquisition of the shares of CVDL, we issued to Cai Yingren 19,337,500 shares of our Common Stock and 3,250,000 shares of our Series A Preferred Stock, and to Wu Wen 10,412,500 shares of our Common Stock and 1,750,000 shares of our Series A Preferred Stock. The issuance of the shares of Common Stock and shares of Series A Preferred Stock were issued pursuant to Regulation S in a transaction that was exempt from registration under the Securities Act of 1933, as amended.

On April 11, 2008, China Water and Drinks, Inc, the holder of 5,000,000 shares of our Series A Preferred Stock converted such shares into 25,000,000 shares of Common Stock, The shares of Common Stock were issued pursuant to Regulation S in a transaction that was exempt from registration under the Securities Act of 1933, as amended.

Issuer Purchase of Securities

None.

Off-Balance Sheet Arrangements

None.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be place on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-KSB.

We are engaged in the business of manufacturing and selling plastic packaging machines, precision molds and PET finished bottles. Our products are primarily marketed and sold in the PRC.

We currently has the capacity to produce approximately 90 units of blowing machines per year, 350 units of perform molds and 4,500 units of blowing molds per year and we have 12 production lines for PET finished bottles.

During 2008, the Company intends to focus on expanding market penetration for our products based on our position in the growing China market, favorable cost structure as compared to overseas suppliers, focus on product innovation and customer relationships. In order to support this growth we plan to invest in new production facilities in Northern China and upgrade our existing production lines to enhance their efficiency. The Company is evaluating financing alternatives to meet the capital expenditures and working capital required to meet these goals, including the issuance of equity and debt.

The Company also intends to establish an R&D center in Guangzhou City in 2008 so as to attract more talented researchers and engineers and enhance the competitiveness of our products. Our R&D projects include initiatives that will seek to:

(1)     Increase the production speed for Automated Circle Blowing Machine to 1500 bottles per hour;
(2)     Develop a Direct-line Machine;
(3)     Redesign the appearance of current machines;
(4)     Develop a mold for bottle caps;
(5)     Improve of appearance of molds, etc.

The Company plans to implement Hybrid Build-to-Order (BTO) and Build-to-Stock (BTS) production models that we expect will improve production efficiencies. China Bottles expects to improve its product delivery time and shorten its sales cycles with a BTO production model. The Company will begin production when sales orders are committed allowing greater control in production planning and improving production efficiency and potentially enhancing profit margins.

We also plan to locate our sales headquarters in Beijing to increase visibility and penetrate the North China and international market. Locating in Beijing has the potential to enhance our market share by enhancing our business relationships with both domestic and international clients.

Significant Accounting Policies and Management Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The policies discussed below are considered by management to be critical to an understanding of our financial statements.

Our significant accounting policies are summarized in Note 3 to our financial statements. While all these significant accounting policies impact its financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause an adverse effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Revenue recognition

Revenue represents the invoiced value of goods sold recognized upon the delivery of goods to the customers. We generally recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price fee is fixed or determinable, and collectibility is reasonably assured.

Income taxes

Provision for income and other related taxes have been provided in accordance with the tax rates and laws in effect in the PRC.

Income tax expense is computed based on pre-tax income included in the consolidated statements of operations. Deferred income taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if there is a strong likelihood the items will expire before its benefits are realized or if its future utilization is uncertain.

Inventories

Inventories are stated at the lower of cost or net realizable value, which is based on estimated selling prices less any further costs expected to be incurred for completion and disposal. Cost of raw materials is calculated using the weighted average method. Finished goods costs are determined using the weighted average method and comprise direct materials, direct labor and an appropriate proportion of overhead.

Results of Operations

Our operating results are presented on a consolidated basis for the year ended December 31, 2007, as compared to the year ended December 31, 2006.

Revenue

Sales revenue increased from $0 in 2006 to $22,501,627 for the year ended December 31, 2007.

The increase in revenue was mainly due to the new business of bottle production machinery, mold and bottle production service acquired in late August 2007. The new business has a much large scale of business and thus generated much larger revenue.

Cost of goods sold and gross profit

Cost of goods sold for the year ended December 31, 2007 was $15,933,826 compared to $0 of the year ended December 31, 2006. The increase of cost of good for year ended December 31, 2007 as compared the previous year was a result of acquisition of a new business that generated revenue from sales.

Gross profit was $6,567,801 for the year ended December 31, 2007 compared to $0 in 2006. This increase was contributed by the increase of revenue after acquisition of new business in August 2007.

Gross profit as a percentage of net revenues was 29.2% for the year of 2007.

Expenses

Selling and distribution expenses

Selling and marketing expenses, including distribution expenses, increased from $0 for the year ended December 31, 2006 to $357,184 for the year ended December 31, 2007. The main components of the expenses consist of exhibition fees and freight charges, constituting 23% and 19%, respectively, for selling and distribution expenses for the year.

The increase in the selling and marketing expenses is primary due to the increase in participating exhibitions and the increase of marketing activities and sales personnel after acquiring the new business in late August 2007.

General and administrative expenses

General and administrative expenses increased from $2,090 for the year ended December 31, 2006 to $1,646,483 for the year ended December 31, 2007, an increase of $1,644,393. The most significant item for the year ended December 31, 2007 was legal and professional fees, constituting 70% of the total of general and administrative expenses. Such fees were primarily incurred for acquiring new business in late August 2007.

Finance costs

Finance costs increased from $0 for the year ended December 31, 2006 to $66,541 for the year ended December 31, 2007. The costs were mainly for interest incurred during 2007 from the short-term bank loans.

Income/(loss) before tax and provision for taxation

Income before tax was $5,135,989 for the year ended December 31, 2007 compared to a loss of $2,090 for the year ended December 31, 2006. The increase was mainly due to the increase in revenue from the new business acquired in August 2007.

Provision for taxation for the year ended December 31, 2007 was $1,392,122, compared to $0 for the year ended December 31, 2006. The Company’s effective tax rate for the year ended December 31, 2007 was 27%.

Net income

Net income for the year ended December 31, 2007 was $3,743,867, compared to a loss of $2,090 from in 2006. The increase was mainly due to the increase in revenue and hence net income from the new business acquired in August 27, 2007. Net margin for the year ended December 31, 2007 was 16.7%.

Liquidity and capital resources

Cash

Our cash balance as of December 31, 2007, was $1,375,786 compared with our cash balance of $0 as of December 31, 2006. The increase was mainly attributable to net cash received through acquisition of the new business in late August 2007.

Cash Flow

Our cash inflows from operations during the year ended December 31, 2007 amounted to $737,710. The increase in cash flow was due primarily to increases in account receivable, inventories, prepaid expenses and other receivable.

Our cash outflows used in investing activities amounted to $3,895,239 for the year ended December 31, 2007. During the year, we purchased equipment and land use right for our expansion of production capacity.

Our cash inflows from financing activities amounted to $4,133,956 for the year ended December 31, 2007. During the year, we received two short-term bank loans and obtained addition cash through the acquisition in August 2007.

Working Capital

Our working capital as of December 31, 2007 was $2,633,599 as compared to a net working capital deficit of $2,090 as of December 31, 2006, primarily due to the addition cash obtained through the acquisition in August 2007.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of December 31, 2007, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

Inflation has not had a material impact on our business and we do not expect inflation to have an impact on our business in the near future.

Currency Exchange Fluctuations

All of the Company’s revenues and a majority of its expenses for the year ended December 31, 2007 were denominated in Renminbi (“RMB”), the currency of China, and were converted into US dollar at the exchange rate of 7.6172 to 1. In the third quarter of 2005, RMB began to rise against the US dollar. There can be no assurance that RMB to US dollar exchange rates will remain stable. A devaluation of RMB relative to the US dollar would adversely affect our business, consolidated financial condition and results of operations. We do not engage in currency hedging.

ITEM 7. FINANCIAL STATEMENTS

Reference is made to pages F-1 through F-15 comprising a portion of this annual report on Form 10-KSB.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As approved by the Company’s Board of Directors on July 18, 2007, the accounting firm of Madsen & Associates CPA’s, Inc. (“Madsen”) was engaged to take over the audit responsibilities from Robison, Hill &Co. (“Robison”) and Robison was dismissed on that same date.

During the Company's two most recent fiscal years and any subsequent interim period prior to the engagement of Madsen, the Company (or someone on its behalf) has not consulted with Madsen, or any other auditor, regarding any accounting or audit concerns, to include, but not by way of limitation, those stated in Item 304(a)(2) of Regulation S-B.

Robison had been appointed on January 31, 2006 as the Company’s independent auditor.

During the period that Robison served as the Company’s independent auditor and through the date of dismissal, the Company has not had any disagreements with Robison, whether resolved or not resolved, on any matter of accounting principals or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to said accountants' satisfaction, would have caused it to make reference to the subject matter of the disagreements(s) in connection with its report.

The Company has provided the information required to comply with Item 304(a)(3) of Regulation S-B to Robison and requested that Robison furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We, under the supervision of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective in alerting it in a timely manner to information relating to us required to be disclosed in this report.

During our fiscal year ended December 31, 2007, there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The table below sets forth the names and ages of our directors and executive officers as of March 31, 2008.

Name	Age	Position Held	Experience
Yingren CAI	62	Founder and Chairman
- Over 30 years of experience in sales and marketing of plastic products and machinery

- Established Zhu Jiang Plastics Industrial Company and served as general manager

- Founded and managed all three operating subsidiaries

Chonghui ZHAO	41	Chief Executive Officer, Chief Financial Officer
- Over 17 years of experience in technology and production of plastic machinery and mold, beverage packaging plant management and sales and marketing of beverage packaging solutions

- Graduated from South China University of Technology, majored in Machinery in Chemical Industry

Wen WU	51	Director	- Over 20 years of experience in plant management, machinery and molding production. - Responsible for the strategic development, administrative and financial operation of the Company

Lei Shan LEUNG	48	Director
- Has twenty-nine years of experience in the trading industry and sales management.

- Since 2002, Ms. Leung has served the Company as a consultant to develop new customers and to formulate and implement marketing strategy.

Our executive officers are appointed annually by the Board of Directors. Our directors serve a term of one year or until their successors are elected and duly qualified. The executive officers serve a term until their death, resignation or removal by the Board of Directors or election of their respective successors. In addition, there were no arrangements or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

Family Relationships

There are no family relationships between any of directors or executive officers.

Audit Committee

We have not established an audit committee of the Board of Directors. Currently, our entire Board of Directors serves as our audit committee. We do not currently have a financial expert on our Board of Directors.

No Other Committees

We have not established compensation, nominating executive or any other committees of the Board of Directors.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics (the “Code”) that applies to our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions.

Changes in Director Nomination Process for Stockholders

None.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Securities Exchange Act of 1934 during our most recent fiscal year and Forms 5 and amendments thereto furnished to us with respect to our most recent fiscal year, neither Chonghui Zhao, our Chief Executive Officer and Chief Financial Officer, Lei Shan Leung, one of our directors nor China Water and Drinks Inc., the holder of 48% of our outstanding common stock have filed Forms 3, 4 and 5 on a timely basis as required by Section 16(a) of the Securities Exchange Act of 1934, as amended.

We are aware of the following transactions with respect to China Water and Drinks Inc.:

(i)	On August 31, 2007, China Water and Drinks Inc. acquired 11,000,000 shares of our Common Stock and 5,000,000 shares of our Series A Preferred Stock.

(ii)	On April 11, 2008, China Water and Drinks Inc. acquired 25,000,000 shares of our Common Stock upon conversion of the 5,000,000 shares of our Series A Preferred Stock.

Committees of the Board of Directors

As of December 31, 2007, our Board of Directors did not have any standing committees.

ITEM 10. EXECUTIVE COMPENSATION

Set forth below is Summary Compensation Table

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension value and Nonqualified deferred compensation earnings ($)	All other Compensation ($)	Total ($)
Chonghui	2007	26,256	N/A	N/A	N/A	N/A	N/A	N/A	26,256
ZHAO	2006	5,262	N/A	N/A	N/A	N/A	N/A	N/A	5,262
CEO, CFO

Wen WU	2007	6,232	N/A	N/A	N/A	N/A	N/A	N/A	6,232
Director	2006	6,314	N/A	N/A	N/A	N/A	N/A	N/A	6,314

Yingren	2007	6,537	N/A	N/A	N/A	N/A	N/A	N/A	6,537
CAI	2006	6,314	N/A	N/A	N/A	N/A	N/A	N/A	6,314
Chairman

Lei Shan	2007	-	N/A	N/A	N/A	N/A	N/A	N/A	-
LEUNG	2006	-	N/A	N/A	N/A	N/A	N/A	N/A	-
Director

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth as of April 11, 2008, certain information regarding the beneficial ownership of our common stock, by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each of our directors, each of our named executive officers, and all executive officers and directors as a group. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days. Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse).

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Class (1)
China Water and Drinks Inc. Unit 607, 6/F, Concordia Plaza, 1 Science Musuem Road, Tsimshatsui East, Kowloon, Hong Kong	36,000,000		48%
Sze Tang Li Flat G, 8/FL Tower 3 The Waterfront 1 Auston Rd. West TST, Hong Kong	4,765,500	(2)	6.35%
Cai Yingren, Director 2/F, 142 Xue Zhong Road, Xue Xiu District, Guangzhou F40000, Peoples’ Republic of China	12,187,500		16.25%
Wu Wen 10 Cheng Bo Street, Dian Bai Ju Sui Dong Zhen, Guangzhou F4000, Peoples’ Republic of China	6,562,500		8.75%
Xue Fei Chun No 551 Hutou Hill Village, Chengdoug Street Wenling City, Zhejiang Province, Peoples’ Republic of China	5,900,000		7.86%
Jiang Chu No 103-1-1 Chiuandong Road, Liujiaxia District, Yongjing County, Gansu Province, Peoples’ Republic of China	5,900,000		7.86%
Chong Hui Zhao, Chief Executive Officer and Chief Finance Officer Huanghuahu Industrial Zone, Fogang County, 511675 Guangdong Province, Peoples’ Republic of China	-		-
Leung Lei Shan Huanghuahu Industrial Zone, Fogang County, 511675 Guangdong Province, Peoples’ Republic of China	-		-
Totally held by Directors and Executive Officers (four individuals)	18,750,000		25%

(1)	Based on a total of 75,000,000 shares of Common Stock outstanding on March 31, 2008.

(2)
Of the 4,765,000 shares beneficially owned by Sze Tang Li, (i) 2,479,000 of such shares are held by IBroader Development Limited, of which Mr. Li is the sole owner and (ii) 2,286,500 of such shares are held by IPacific Asset Management Limited, of which Mr. Li is the sole owner.

ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

There has not been since January 1, 2007 nor is there currently pending any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded $120,000 and in which any director, executive officer, holder of more than 5% of our Common Stock or any member of the immediate family of any of these persons had or will have a direct or indirect material interest other than the following.:

On August 26, 2007, we entered into and consummated an Agreement for Share Exchange with China Valley Development Limited (“CVDL”) and Cai Yingren and Wu Wen, individually, as the owners and shareholders of CVDL (the “Shareholders”). Pursuant to the terms of the Agreement we acquired a 100% ownership interest in CVDL in exchange for the issuance to the Shareholders of 29,750,000 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock.

The Company does not currently have any independent directors.

ITEM 13. EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
2.1	Majority Stock Purchase Agreement dated May 24, 2007 (incorporated by reference to the Company’s Form 8-K dated May 29, 2007)

2.2	Agreement for Share Exchange dated August 26, 2007 (incorporated by reference to the Company’s Form 8-K dated August 31, 2007)

4.1	Articles of Incorporation (incorporated by reference to the Company’s Form SB-2 dated August 9, 2001)

4.2	By-Laws (incorporated by reference to the Company’s to the Company’s Form SB-2 dated August 9, 2001))

4.3	Certificate of Designation (incorporated by reference to the Company’s Form 8-K/A dated August 26, 2007)

4.4	Certificate of Amendment to the Company’s Articles of Incorporation (incorporated by reference to the Company’s Form 8-K/A dated January 25, 2005)

4.5	Certificate of Amendment to the Company’s Articles of Incorporation (incorporated by reference to the Company’s Schedule 14C Information Statement dated March 7, 2008)

31.1	Sarbanes Oxley Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Sarbanes Oxley Section 906 Certification of Chief Executive Officer and Chief Financial Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

With respect to the fiscal year ended December 31, 2007, the aggregate audit fees billed by our independent registered public accounting firm, Madsen, for professional services were as follows:

Fiscal Year	Audit	Other audit related	Tax	All other
2007	$88,500	$-	-	-

Audit Fees

During the fiscal year ended December 31, 2007, the fees for our principal accountant were $88,500, which was composed of $6,110 for quarterly reviews, $73,690 for the preparation of this annual report on Form 10-KSB, and $8,700 for the audit of the financial statements filed with the current report on Form 8-K filed with the SEC.

Audit Related Fees

During the fiscal year ended December 31, 2007, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal year ended December 31, 2007, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the fiscal year ended December 31, 2007, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

During the fiscal years ended December 31, 2006 and 2007, the aggregate audit fees billed by our former independent registered public accounting firm, Robison, for professional services were as follows:
Fiscal Year	Audit	Other audit related	Tax	All other
June 30, 2006	$23,250	$-	-	-
June 30, 2007	$8,195	$-	-	-

Audit Fees

This category includes aggregate fees billed by our independent auditors for the audit of our annual financial statements on Form 10-KSB, audit or management’s assessment and effectiveness of internal controls over financial reporting, review of financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the auditor in connection with statutory and regulatory filings for those fiscal years.

Audit Related Fees

This category consists of services by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under Audit Fees. This category includes accounting consultations on transaction and proposed transaction related matters.

Tax Fees

This category consists of professional services rendered for tax compliance and preparation of our corporate tax returns and other tax advice.

All Other Fees

There are no other fees to disclose.

All of the fees paid for the fiscal years ended December 31, 2006 and 2007, described above were pre-approved by the Board of Directors.

Policy on Pre-Approval of Services Performed by Independent Registered Public Accounting Firm

The Board of Director’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. The audit committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of April, 2008.

Date: April 14, 2008

CHINA BOTTLES, INC.

By:	/s/ Chonghui Zhao
Chonghui Zhao Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: April 14, 2008

/s/ Chonghui Zhao
Chonghui Zhao Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

Date: April 14, 2008

/s/ Yingren Cai Yingren Cai
Director

Date: April 14, 2008

/s/ Wen Wu Wen Wu
Director

Date: April 14, 2008

/s/ Lei Shan Leung Lei Shan Leung
Director

CHINA BOTTLES, INC. AND SUBSIDIARIES
(Formerly Hutton Holdings Corporation)

Board of Directors
China Bottles, Inc. and Subsidiaries
(Formerly Hutton Holdings Corporation)

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheets of China Bottles, Inc. and Subsidiaries (Formerly Hutton Holdings Corporation) as of December 31, 2007 and 2006 and the consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (“PCAOB”). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
April 12, 2008
Salt Lake City, Utah

CONSOLIDATED FINANCIAL STATEMENTS

CHINA BOTTLES, INC. AND SUBSIDIARIES
(Formerly Hutton Holdings Corporation)
CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalent	1,375,786	$-
Accounts receivable, net of allowance for doubtful accounts	1,494,539	-
Inventories	6,737,712	-
Prepaid expenses and other receivables	2,112,535	-
Total current assets	11,720,572

PROPERTY, PLANT & EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	3,636,505	-

LAND USE RIGHTS, NET OF ACCUMULATED AMORTIZATION	229,689	-

TOTAL ASSETS	$15,586,766	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Short-term bank loans	1,777,389	$-
Accounts payable	1,244,801	-
Accrued expenses and other payables	904,791	2,090
Amount due to a related party	3,508,083	-
fCustomers deposits	650,652	-
Taxes payable	1,001,257	-
Total current liabilities	9,086,973	2,090

TOTAL LIABILITIES	$9,086,973	$2,090

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, Par value $0.001; 50,000,000 shares authorized; $0.001 par value; 5,000,000 shares issued and outstanding on December 31, 2007	$5,000	$50,000
Common stock, Par value $0.001; 50,000,000 shares authorized; $0.001 par value; 50,000,000 shares issued and outstanding on December 31, 2007	50,000	(50,000)
Additional paid in capital	2,303,657	-
Retained earnings (Accumulated deficit)	3,741,777	(2,090)
Other comprehensive income	399,359	-
TOTAL STOCKHOLDERS’ EQUITY	6,499,793	$(2,090)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	15,586,766	$-

See accompanying notes to the consolidated financial statements

CHINA BOTTLES, INC. AND SUBSIDIARIES
(Formerly Hutton Holdings Corporation)
CONSOLIDATED STATEMENTS OF INCOME &
COMPREHENSIVE INCOME

	For the Year Ended December 31,
	2007	2006
REVENUE	$22,501,627		$-

COST OF SALES	15,933,826		-

GROSS MARGIN	6,567,801		-

EXPENSES
General & administrative	1,646,483		2,090
Sales & distribution	357,184		-
TOTAL OPERATING EXPENSES	2,003,667		2,090

OPERATING INCOME/(LOSS)	4,564,134		(2,090)

OTHER INCOME (EXPENSE)
Sales of scarps	275,363		-
Sales of parts	298,865		-
Miscellaneous	64,168		-

INTEREST EXPENSE	(66,541)		-

INCOME/(LOSS) BEFORE TAXES	5,135,989		(2,090)

PROVISION FOR TAXATION	1,392,122		-

NET INCOME/(LOSS)	$3,743,867		$(2,090)

OTHER COMPREHENSIVE INCOME

Gain on Foreign Exchange Translation	399,359		-

COMPREHENSIVE INCOME/(LOSS)	$4,143,226		$(2,090)

NET INCOME PER SHARE BASIC & DILUTED	$0.08	$	N/A

WEIGHTED AVERAGE SHARES BASIC & DILUTED	50,000,000		N/A

See accompanying notes to the consolidated financial statements

 CHINA BOTTLES, INC. AND SUBSIDIARIES
(Formerly Hutton Holdings Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

							Accumulated
					Additional		Other
	Preferred stock		Common stock		Paid in	Retained	Comprehensive
	Shares	Par value	Shares	Par value	Capital	Earnings	Income	Total
Balance at December 31, 2005	-	$-	-	-	$-	$-	-	$(1,218)

Net loss	-	-	-	-	-	(2,090)	-	(872)

BALANCE AT December 31, 2006	-	$-	-	-	$-	$(2,090)	$-	$(2,090)

Recapitalization	50,000,000	$5,000	50,000,000	$50,000	$2,303,657	$-	$-	2,358,657

Foreign currency translation gain	-	-	-	-	-	-	399,359	399,359

Net income	-	-	-	-	-	3,743,867	-	3,743,867

BALANCE AT December 31, 2007	50,000,000	$5,000	50,000,000	$50,000	$2,303,657	$3,741,777	$399,359	$6,499,793

See accompanying notes to the consolidated financial statements.

CHINA BOTTLES, INC. AND SUBSIDIARIES
(Formerly Hutton Holdings Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006
		(Unaudited)
Cash Flows From Operating Activities:
Net income/(loss)	$3,743,867	$(2,090)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	27,015	-
Amortization of land use rights	2,030	-
Changes in operating Assets and liabilities:
Increase in accounts receivable	(1,494,539)	-
Increase in inventories	(6,737,712)	-
Increase in prepaid expenses and other receivable	(2,112,535)	-
Increase in accounts payable	1,244,801	-
Increase in customers deposits	650,652
Increase in accrued expenses and other payables	904,791	2,090
Increase in amount due to a related party	3,508,083	-
Increase in taxes payable	1,001,257	-
Net cash provided from operating activities	737,710	-

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(3,663,520)	-
Purchase of land use right	(231,719)	-
Net cash used in investing activities	(3,895,239)

Cash Flows From Financing Activities:
Proceeds from bank loans	1,777,389	-
Cash acquired from acquisition by issuing preferred and common shares	2,356,567	-
Net cash provided from financing activities	4,133,956	-

Net increase in cash	976,427	-

Effect of foreign exchange rate changes	399,359	-

Cash at Beginning of Period	-	-

Cash at the End of Period	$1,375,786	$-

See accompanying notes to the consolidated financial statements

CHINA BOTTLES, INC. AND SUBSIDIARIES
(Formerly Hutton Holdings Corporation)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

NOTE 1 - PRINCIPAL ACTIVITIES AND ORGANIZATION

China Bottles, Inc. (“the Company”) is engaged in production of beverage bottle which mainly is made of PET, a type of plastic with desirable characteristic for packaging including clear and wide range of color and shape, tough, good resistance to heat, moisture, dilute acid, and recyclable. The Company produces, markets and sells full range of beverage bottle production machineries including high speed injection molding machines, semi-automatic and high speed automatic plastics stretch blow molding machines, infrared ray perform heater, label heat shrinker and perform injection mold and blowing mold.

The Company was incorporated under the laws of the State of Nevada on February 26, 2001, as Geraco, Inc. On December 15, 2004, the Company changed its name to Hutton Holdings Corporation. On April 3, 2008, the Company changed its name to China Bottles, Inc.

The Company entered into a share exchange agreement on August 26, 2007, with China Valley Development Limited (“CDVL”), a British Virgin Islands company, to acquire a 100% ownership interest in CVDL.

NOTE 2 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of The Company and all its subsidiaries (“The Group”). All material inter-company accounts and transactions have been eliminated. The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America.

NOTE 3 - PRINCIPLES OF CONSOLIDATION AND BUSINESS COMBINATIONS

   Business Combinations and Acquisitions

On August 16, 2007, CVDL acquired 100% equity interest of 3 subsidiaries in China including:

1.	Fogang Guozhu Plastics Co. Ltd.

2.	Fogang Guozhu Blowing Equipment Co. Ltd. through Excellent Fame Investments Ltd, a 100% subsidiary of CVDL

3.	Guangdong Guozhu Precision Mold Co. Ltd.

These three companies have been consolidated with the Group as of August 16, 2007 following guidelines of GAAP and following the purchase price accounting methods for business combinations as outlined in SFAS 141 “Business Combinations”

 Principles of Consolidation

For the year ended December 31, 2007, the consolidated financial statements include the accounts of the Group and the following wholly-owned subsidiaries:

1.	Guozhu Holdings Limited

2.	Excellent Fame Investments Ltd.

3.	Fogang Guozhu Plastics Co. Ltd.

4.	Fogang Guozhu Blowing Equipment Co. Ltd.

5.	Guangdong Guozhu Precision Mold Co. Ltd.

These wholly owned Chinese subsidiaries are engaged in the manufacturing of beverage bottle production equipment as well as providing molds and bottle production services for various customers. The accompanying consolidated financial statements include the accounts of its subsidiaries. All significant inter-company balances and transactions have been eliminated.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Economic and Political Risk

The Group’s major operations are conducted in China (“PRC”). Accordingly, the political, economic, and legal environments in the PRC, as well as the general state of the PRC’s economy may influence the Group’s business, financial condition, and results of operations.

The Group’s major operations in the PRC are subject to special considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic, and legal environment. The Group’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

(b)	Cash and Cash Equivalents

The Group considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Group maintains bank accounts in Hong Kong and China through its wholly owned subsidiaries.

(c)	Accounts Receivable

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Group did not have provided an allowance for doubtful accounts for the year ended December 31, 2007. There were bad debts $7,436 incurred for the year ended December 31, 2007.

(d)	Inventories

Inventories consisting of raw materials, work-in-progress, and finished goods are stated at the lower of cost or net realizable value. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Inventory costs are calculated using a weighted average method of accounting.

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

(f)	Land Use Rights

According to the law of PRC, the government owns all the land in PRC. Companies or individuals are authorized to possess and use the land only through land use rights granted by the PRC government for 50 years.

Land use rights represent the cost for purchasing the right to use the leasehold land for the production facilities of Fogang Guozhu Plastics Co. Ltd. It is stated at cost less amortization. Land use rights are being amortized using the straight-line method over the lease term of 50 years.

Amortization expense was $17,811 and $0 for the years ended December 31, 2007 and 2006, respectively.

(g)	Depreciation and Amortization

The Group provides for depreciation of plant and equipment principally by use of the straight-line method for financial reporting purposes. Plant and equipment are depreciated to its residual value over the following estimated useful lives:

Building	10 years
Furniture and fixtures	5 years
Machinery and equipment	5 to 10 years
Motor vehicles	5 to 10 years

(h)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Group are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the year ended 31, 2007 and 2006.

(i)	Income Tax

The Group has adopted the provisions of statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which incorporates the use of the asset and liability approach of accounting for income taxes. The Group allows for recognition of deferred tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Group is able to realize their benefits, or that future realization is uncertain.

In accordance with the relevant tax laws and regulations of PRC and Hong Kong, the corporation income tax rate applicable ranges from 17.5% to 33%. At times generally accepted accounting principles requires the Group to recognize certain income and expenses that do not conform to the timing and conditions allowed by the PRC. The Group incurred income tax expense of $88,490 and $0 for the years ended 31, 2007 and 2006, respectively.

(j)	Fair Value of Financial Instruments

The carrying amounts of the Group's cash, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. Term debt secured by various properties have interest rates attached to them commensurate with the finance market at the time and management believes approximate fair values in the short as well as the long term. It is currently not practicable to estimate the fair value of the other debt obligations because these note agreements contain unique terms, conditions, covenants and restrictions which were negotiated at arm's length with the Group's lenders, and there is no readily determinable similar instrument on which to base an estimate of fair value. Accordingly, no computation or adjustment to fair value has been determined.

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

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of December 30, 2007, the Company has 5,000,000 shares of Series A Convertible Preferred Stock issued and outstanding and each share of Preferred Stock is convertible into 5 shares of the Company’s common stock. However, such Series A Convertible Preferred Stock were not considered as dilutive in nature as of December 31, 2007.

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

The country of PRC mandates companies to contribute funds into the national retirement system, which benefits qualified employees based on where they were born within the country. The Group pays the required payment of qualified employees of the Group as a payroll tax expense. Very few employees in the Group fall under the mandatory conditions requiring the Group to pay as a payroll tax expense into the retirement system of the PRC. The Group provides no other retirement benefits to its employees.

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

The accompanying consolidated financial statements are presented in United States dollars (US$). The functional currency of the Group is the Renminbi (RMB) and Hong Kong dollar (HK$). Capital accounts of the consolidated financial statements are translated into US$ from RMB and HK$ at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The translation rates are as follows:
	2007	2006
Year end RMB : US$ exchange rate	7.314	7.818
Average RMB : US$ exchange rate for the year	7.617	7.982

Year end HK$ : US$ exchange rate	7.805	7.780
Average HK$ : US$ exchange rate for the year	7.803	7.769

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

(q)	Recent Accounting Pronouncements

The Group does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 5 - ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

2007
Accounts receivable	$1,502,268
Less: Allowance for doubtful accounts	7,729
Accounts receivable, net	$1,494,539

NOTE 6 - INVENTORIES

Inventories consisting of raw materials and finished goods are stated at the lower of weighted average cost or market value. Inventories are bottled water and its raw material to manufacture the bottles.

Inventories as of December 31, 2007 is summarized as follows:

2007
Raw materials	$2,610,014
Work-in-progress	1,518,235
Finished goods	2,609,463

Total	$6,737,712

NOTE 7 - PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses consist of payments and deposits made by the Group to third parties in the normal course of business operations. These payments are made for the purchase of goods and services that are used by the Group for its current operations.

2007
Prepaid expenses	$961,514
Other receivables	1,151,021

Total	$2,112,535

The Group evaluates the amounts recorded as prepaid expenses and other receivables on a periodic basis and records a charge to the current operations of the Group when the related expense has been incurred or when the amounts reported as other receivables is no longer deemed to be collectible by the Group.

NOTE 8 - PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment of the Group consist primarily of manufacturing facilities and equipment owned and operated by the Group’s wholly owned subsidiaries in China. Property, plant and equipment as of December 31, 2007 are summarized as follows:

2007
At cost:
Buildings	$1,277,126
Machinery and equipment	3,637,524
Motor vehicles	324,416
Furniture & fixtures	219,695
5,458,761
Less: Accumulated depreciation
Buildings	$157,660
Machinery and equipment	1,440,136
Motor vehicles	152,434
Furniture & fixtures	72,026
1,822,256

Property, plant and equipment, net	$3,636,505

Depreciation expense for the years ended December 31, 2007 and 2006 was $1,822,256 and $0, respectively.

NOTE 9 - LAND USE RIGHTS, NET OF ACCUMULATED AMORTIZATION

Land use rights of the Group are being amortized using the straight-line method over the lease term of 50 years.

2007
At cost	140,824
Addition during the year	$80,681
Transfer from construction in progress	30,079

251,584
Less: Accumulated amortization	21,895
Land use rights, net	$229,689

Amortization expense for the years ended December 31, 2007 and 2006 was $21,895 and $0, respectively.

 Amortization expense for the next 5 years end thereafter is as follows:

Year Ending December 31,
2008	$4,132
2009	4,132

2010	4,132
2011	4,132
2012	4,132
Thereafter	209,029
$229,689

NOTE 10 - ACCRUED EXPENSES AND OTHER PAYABLES

Other payables consist of amounts owed by the Group to various entities that are incurred by the Group outside of the normal course of business operations. These liabilities do not carry any interest rate and are paid within 12 months. Customer deposits consist of advance payments made by customers for the purchase of products from the Group.

Accrued expenses and other payables as of December 31, 2007 are summarized as follows:

2007
Accrued expenses	$197,761
Other payables	707,030

Total	$904,791

 NOTE 11 - SHORT-TERM BANK LOANS

All the short-term bank loans are repayable within 12 months and are unsecured.

Short-term loans are summarized as follows:

Due date	Interest rate per annum	2007
June 27, 2008	8.541%	$1,093,790
September 19, 2008	8.748%	$683,599

NOTE 12 - INCOME TAX

(a) Enterprise Income Tax ("EIT")

In accordance with the relevant tax laws and regulations of Hong Kong and PRC, the statutory corporate income tax rates are 17.5% for Hong Kong and 33% in PRC for the year of 2007. The enterprise income tax rates applicable to the Group for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Fogang Guozhu Plastics Co. Ltd.	33%	33%
Fogang Guozhu Blowing Equipment Co. Ltd.	33%	33%
Guangdong Guozhu Precision Mold Co. Ltd	33%	33%

The Group’s tax expense differs from the “expected” tax expense as follows:

	2007	2006
Computed “expected” tax expense	$1,392,122	$-
Permanent expenses	-	-
Income tax expense	$1,392,122	$-

The provision for income tax for the years ended December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Current	$1,392,122	$-
Deferred	-	-
Total income tax expenses	$1,392,122	$-

(b) Value Added Tax ("VAT")

There is no VAT under current tax laws in Hong Kong.

In accordance with the current tax laws in the PRC, the VAT rate for the PRC subsidiaries for export sales is 8.5% to 10% and domestic sales is 17%. VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. The Group is required to remit the VAT it collects to the tax authority, but may offset this tax liability from the VAT for the taxes that it has paid on eligible purchases. The VAT payable have been accrued and reflected as taxes payable in the accompanying consolidated balance sheets.

NOTE 13 - RELATED PARTY TRANSACTIONS

Due to a related party represented mainly advances from 2 related parties as of December 31, 2007 for the purposes of working capital. The amounts are unsecured, interest-free and repayable within 12 months.

NOTE 14 - PREFERRED STOCK

The Company has 5,000,000 shares of Series A Convertible Preferred Stock authorized at $0.001 par value per share (the “Preferred Stock”).

On August 26, 2007, the Company entered into an Agreement for Share Exchange with China Valley Development Limited, a British Virgin Islands company (“CVDL”) and Cai Yingren and Wu Wen, individually, the owners and shareholders of CVDL to acquired 100% ownership interest in CVDL from Cai Yingren and Wu Wen at a consideration of 29,750,000 shares of our Common Stock and 5,000,000 shares of Preferred Stock. Each share of Preferred Stock is convertible into 5 shares of the Company’s Common Stock, par value $.001 per share. As of December 31, 2007, none of the shares of Preferred Stock was converted into common shares of the Company.

NOTE 15 - COMMON STOCK

The Company has 50,000,000 shares of Common Stock authorized at $0.001 par value per share.

On August 26, 2007, the Company entered into an Agreement for Share Exchange with China Valley Development Limited, a British Virgin Islands company (“CVDL”) and Cai Yingren and Wu Wen, individually, the owners and shareholders of CVDL to acquired 100% ownership interest in CVDL from Cai Yingren and Wu Wen at a consideration of 29,750,000 shares of our Common Stock and 5,000,000 shares of Preferred Stock. Immediately following completion and as of December 31, 2007, the Company had a total of approximately 50,000,000 shares of Common Stock issued and outstanding.

NOTE 16 - COMMITMENTS

The Company has capital commitments for $256,206 as of December 31, 2007.

The Company entered into unconditional purchase commitments for raw materials, packing materials and advertising for $0 within one year as of December 31, 2007.

As of December 31, 2007, the Company had remaining outstanding commitments with respect to its non-cancelable operating leases for its office amounted to $14,083 within one year and $23,792 over one year.

NOTE 17 - SUBSEQUENT EVENTS

1.
On April 3, 2008, the number of authorized share of the capital stock of the Company has been increased to 200,000,000 shares, being 175,000,000 shares of the capital as Common Stock and 25,000,000 shares of the capital stock as Preferred Stock

2.	On April 3, 2008, the name of the Company has been changed to China Bottles, Inc.

3.	On April 11, 2008, 5 million preferred stocks of the Company owned by a shareholder were converted into 25 million common stocks.