Form 10-Q
period 2008-03-31
China Bottles Inc
filed 2008-05-20
CIK 1156833

UNITES STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to _________________________

Commission file number: 000-51724

CHINA BOTTLES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-1578749
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Huanghuahu Industrial Zone, Fogang County

Guangdong Province, PRC 511675
(Address of Principal Executive Offices) (Zip Code)

(86) 763-4620777
(Issuer’s Telephone Number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No [X]

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date is stated below

Title of each class of Common Stock	Outstanding as of May 14, 2008

Common Stock, $0.001 par value	75,000,000 shares

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHINA BOTTLES INC. AND SUBSIDIARIES
(Formerly HUTTON HOLDINGS CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007 (audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$1,907,871	$1,375,786
Accounts receivable, net	5,893,945	1,494,539
Inventories	9,977,944	6,737,712
Notes receivable	71,307	-
Prepaid expenses and other receivables	5,348,339	2,112,535
Total current assets	23,199,406	11,720,572

PROPERTY, PLANT & EQUIPMENT, NET	3,779,109	3,636,505
LAND USE RIGHT	238,449	229,689

TOTAL ASSETS	$27,216,964	$15,586,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loan	$1,853,969	$1,777,389
Accounts payable	3,016,451	1,244,801
Accrued expenses and other payables	2,652,192	904,791
Amount due to a related party	5,596,532	3,508,083
Customers deposits	2,614,507	650,652
Taxes payable	1,523,304	1,001,257
Total current liabilities	17,256,955	9,086,973

TOTAL LIABILITIES	$17,256,955	$9,086,973

STOCKHOLDERS’ EQUITY
Preferred stock, Par value $0.001; 50,000,000 shares authorized; $0.001 par value; 5,000,000 shares issued and outstanding on March 31, 2008 and December 31, 2007, respectively	$5,000	$5,000
Common stock, Par value $0.001; 50,000,000 shares authorized; $0.001 par value; 50,000,000 shares issued and outstanding on March 31, 2008 and December 31, 2007, respectively	50,000	50,000
Additional paid in capital	2,303,657	2,303,657
Retained earnings	6,586,375	3,741,777
Other comprehensive income	1,014,977	399,359
TOTAL STOCKHOLDERS’ EQUITY	$9,960,009	$6,499,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,216,964	$15,586,766

See accompanying notes to the consolidated financial statements

CHINA BOTTLES INC. AND SUBSIDIARIES
(Formerly HUTTON HOLDINGS CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007

REVENUE	$13,724,530		$-

COST OF SALES	9,655,850		-

GROSS MARGIN	4,068,680		-

EXPENSES
General & Administrative	673,459		-
Sales & Marketing	679,183		-
Finance	125,683		-

TOTAL OPERATING EXPENSES	1,478,325		-

OPERATING INCOME	2,590,355		-

OTHER INCOME	759,350		-

PROFIT BEFORE TAXES	3,349,705		-

PROVISION FOR TAXATION	505,107		-

NET INCOME	$2,844,598		$-

GAIN ON FOREIGN EXCHANGE TRANSLATION	615,618		-

COMPREHENSIVE INCOME	$3,460,216		$-

NET INCOME PER SHARE BASIC & DILUTED	$0.07	$	N/A

WEIGHTED AVERAGE SHARES	50,000,000		N/A

See accompanying notes to the consolidated financial statements

CHINA BOTTLES INC. AND SUBSIDIARIES
(Formerly HUTTON HOLDINGS CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007

Cash Flows From Operating Activities:
Net income	$2,844,598	$-
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	191,576	-
Amortization of land use rights	2,652	-
Changes in operating Assets and liabilities:
Increase in accounts receivable	(4,399,406)	-
Increase in notes receivable	(71,307)
Increase in inventories	(3,240,232)	-
Increase in prepaid expenses and other receivable	(3,235,806)	-
Increase in accounts payable	1,771,650	-
Increase in accrued expenses and other payables	1,747,401	-
Increase in customers deposits	1,963,855	-
Increase in taxes payable	522,047	-
Net cash used in operating activities	(1,902,972)	-

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(334,180)	-
Purchase of land use right	(11,412)	-
Net cash used in investing activities	(345,592)	-

Cash Flows From Financing Activities:
Increase in amount due to a related party	2,088,449	-
Net cash provided from financing activities	2,088,449	-

Net decrease in cash	(160,115)	-

Effect of foreign exchange rate changes	692,200	-

Cash at Beginning of Period	1,375,786	-

Cash at the End of Period	$1,907,871	$-

See accompanying notes to the consolidated financial statements

CHINA BOTTLES INC. AND SUBSIDIARIES
(Formerly HUTTON HOLDINGS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of China Bottles Inc. and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operation. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The condensed consolidated balance sheet information as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB. These interim financial statements should be read in conjunction with that report.

All material inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 - USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. See “Critical Accounting Policies and Estimates” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section below.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND NEW PRONOUNCEMENT

(a) Cash and cash equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in Hong Kong and China through its wholly owned subsidiaries.

(b) Inventories

Inventories consisting of raw materials, work-in-progress, and finished goods are stated at the lower of cost or net realizable value. Finished goods are comprised of direct materials, direct labor and a portion of overhead. Inventory costs are calculated using a weighted average, first in first out (FIFO) method of accounting.

(c) Revenue Recognition

Revenue represents the invoiced value of goods sold recognized upon the shipment of goods to customers. Revenue is recognized when all of the following criteria are met:

a)	Persuasive evidence of an arrangement exists,
b)	Delivery has occurred or services have been rendered,
c)	The seller's price to the buyer is fixed or determinable, and
d)	Collectibility is reasonably assured.

(d) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2008 and December 31, 2007, the Company has 5,000,000 shares of Series A Convertible Preferred Stock issued and outstanding and each share of Preferred Stock is convertible into 5 shares of the Company’s common stock. However, such Series A Convertible Preferred Stock were not considered as dilutive in nature as of March 31, 2008.

(e) Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, accounts receivable, prepayments, notes receivable, other receivables, taxes payable, accounts payable, accrued expenses, debt, customer deposits and other payables. Management has estimated that the carrying amount approximates their fair value due to their short-term nature.

NOTE 5 - FOREIGN CURRENCY TRANSLATION

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

	March 31, 2008	December 31, 2007

Period/Year end RMB : US$ exchange rate	7.012	7.314
Average RMB : US$ exchange rate for the reporting period/year	7.153	7.617

Period/Year end HK$ : US$ exchange rate	7.800	7.805
Average HK$ : US$ exchange rate for the reporting period/year	7.800	7.803

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US$ at the rates used in translation.

NOTE 6 - INVENTORIES

Inventories consisting of raw materials and finished goods are stated at the lower of weighted average cost or market value. Inventories are PET beverage bottles, beverage bottle production machineries, preform injection mold, blowing mold and the raw material to manufacture the bottles, mold and machineries.

Inventories as of March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007

Raw materials	$3,183,953	$2,610,014
Work-in-progress	3,347,313	1,518,235
Finished goods	3,446,678	2,609,463

Total	$9,977,944	$6,737,712

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned and operated by the Company’s wholly owned subsidiaries in China. Property, plant and equipment as of March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31, 2008	December 31, 2007

At cost:
Buildings	$1,305,058	$1,277,126
Machinery and equipment	3,929,795	3,637,524
Motor Vehicles	338,393	324,416
Furniture and fixtures	219,695	219,695
	5,792,941	5,458,761

Less: Accumulated depreciation
Buildings	$178,585	$157,660
Machinery and equipment	1,580,514	1,440,136
Motor Vehicles	179,048	152,434
Furniture and fixtures	75,685	72,026
	2,013,832	1,822,256

Plant and equipment , net	$3,779,109	$3,636,505

Depreciation expense for the quarters ended March 31, 2008 and March 31, 2007, was $191,576 and $0, respectively.

NOTE 8 - SHORT TERM DEBT

All the short-term bank loans are repayable within 12 months and are unsecured.

Short-term loans are summarized as follows:

Due date	Interest rate per annum	March 31, 2008	December 31, 2007

June 27, 2008	8.541%	$1,140,901	$1,093,790
September 19, 2008	8.748%	713,068	683,599

NOTE 9 - INCOME TAX

(a) Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong and PRC, the statutory corporate income tax rates are 17.5% for Hong Kong and 25% in PRC (2007: 33%). The corporate income tax rates applicable to the Company and its subsidiaries for the quarters ended March 31, 2008 and 2007 were as follows:

	March 31, 2008	March 31, 2007

Fogang Guozhu Plastics Co. Ltd.	25%	33%
Fogang Guozhu Blowing Equipment Co. Ltd.	25%	33%
Fogang Guozhu Precision Mold Co. Ltd	25%	33%

The actual and effective corporate income tax was 15% and Nil for the quarters ended March 31, 2008 and 2007, respectively.

	For the period ended March 31,
	2008	2007

Computed “expected” tax expense	$505,107	$-
Permanent expenses	-	-

Income tax expense	$505,107	$-

The provisions for income taxes for each of the two periods ended March 31, 2008 and 2007 are summarized as follows:

	As of March 31,
	2008	2007

Current	$505,107	$-
Deferred	-	-

Total income tax expenses	$505,107	$-

(b) Value Added Tax ("VAT")

There is no VAT under current tax laws in Hong Kong.

In accordance with the current tax laws in the PRC, the VAT rate for the PRC subsidiaries for export sales is 8.5% to 10% and domestic sales is 17%. VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but may offset this tax liability from the VAT for the taxes that it has paid on eligible purchases. The VAT payable have been accrued and reflected as taxes payable in the accompanying condensed consolidated balance sheets.

NOTE 10 - RELATED PARTY TRANSACTIONS

Due to a related party represented a loan from a shareholder as of March 31, 2008 for the purposes of working capital. The amount is unsecured, interest-bearing at 6% per annum and repayable within 12 months.

NOTE 11 - PREFERRED STOCK

The Company has 5,000,000 shares of Series A Convertible Preferred Stock authorized at $0.001 par value per share (the “Preferred Stock”).

On August 26, 2007, the Company entered into an Agreement for Share Exchange with China Valley Development Limited, a British Virgin Islands company (“CVDL”) and Cai Yingren and Wu Wen, individually, the owners and shareholders of CVDL to acquired 100% ownership interest in CVDL from Cai Yingren and Wu Wen at a consideration of 29,750,000 shares of our common stock and 5,000,000 shares of Preferred Stock. Each share of Preferred Stock is convertible into 5 shares of the Company’s common stock, par value $.001 per share. On April 11, 2008, the 5,000,000 Preferred Stock were converted into 25,000,000 common stocks of the Company. See also NOTE 14.

NOTE 12 - COMMON STOCK

The Company has 50,000,000 shares of common stock authorized at $0.001 par value per share.

On August 26, 2007, the Company entered into an Agreement for Share Exchange with China Valley Development Limited, a British Virgin Islands company (“CVDL”) and Cai Yingren and Wu Wen, individually, the owners and shareholders of CVDL to acquire 100% ownership interest in CVDL from Cai Yingren and Wu Wen at a consideration of 29,750,000 shares of our common stock and 5,000,000 shares of Preferred Stock. Immediately following completion and as of March 31, 2008, the Company had a total of approximately 50,000,000 shares of common stock issued and outstanding.

NOTE 13 - COMMITMENTS

The Company has capital commitments for $766,000 as of March 31, 2008.

The Company entered into unconditional purchase commitments for raw materials, packing materials and advertising for $0 within one year as of March 31, 2008.

As of March 31, 2008, the Company had remaining outstanding commitments with respect to its non-cancelable operating leases for its office amounted to $14,083 within one year and $20,271 over one year.

NOTE 14 - SUBSEQUENT EVENTS

1.
On April 3, 2008, the number of authorized share of the capital stock of the Company has been increased to 200,000,000 shares, being 175,000,000 shares of the capital as Common Stock and 25,000,000 shares of the capital stock as Preferred Stock.

2.	On April 3, 2008, the name of the Company has been changed to China Bottles Inc.

3.	On April 11, 2008, the 5 million Preferred Stocks were converted into 25 million common stocks of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements of the Company and the notes thereto appearing elsewhere herein and in conjunction with the Management’s Discussion and Analysis set forth in (1) the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, and (2) the Company’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

As used in this report, the terms “Company”, “we”, “our”, “us” and “CBTT” refer to China Bottles Inc., a Nevada corporation.

Preliminary Note Regarding Forward - Looking Statements

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “CBTT believes,” “management believes” and similar language. The forward-looking statements are based on the current expectations of CBTT and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report. Actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

Investors are also advised to refer to the information in our previous filings with the Securities and Exchange Commission (SEC), especially on Forms 10-KSB, 10-QSB and 8-K, in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. It is not possible to foresee or identify all such factors. As such, investors should not consider any list of such factors to be an exhaustive statement of all risks and uncertainties or potentially inaccurate assumptions.

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“US GAAP”). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

Our Business

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

Recent Accounting Pronouncements

The Company does not expect that the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations - Three Months Ended March 31, 2008 as Compared to Three Months Ended March 31, 2007

The following table summarizes the results of our operations during the three-month periods ended March 31, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended March 31, 2008 to the three-month period ended March 31, 2007.

	Three months ended March 31,
	2008	2007	Increase	% increase

Revenue	$13,724,530	$-	13,724,530	-
Cost of Goods Sold	9,655,850	-	9,655,850	-
Gross Profit	4,068,680	-	4,068,680	-
Sales and Marketing Expenses	679,183	-	679,183	-
General and Administrative Expenses	673,459	-	673,459	-
Finance Charge	125,683	-	125,683	-
Total Operating Expenses	1,478,325	-	1,478,325	-
Income from Operation	2,590,355	-	2,590,355	-
Other Income (expense)	759,350	-	759,350	-
Income before Income Tax	3,349,705	-	3,349,705	-
Provision for Taxes	505,107	-	505,107	-
Net income	2,844,598	-	2,844,598	-

Revenues

Sales revenue increased from $0 for the first quarter of 2007 to $13,724,530 for the first quarter of 2008.

The increase in revenue was mainly due to the new business of bottle production machinery, mold and bottle production service acquired by the Company on August 27, 2007. The new business has a much large scale of business and thus generated much larger revenue.

Cost of goods sold and gross profit

Cost of goods sold for the first quarter of 2008 was $9,655,850, an increase of $9,655,850 compared to $0 of the same period in 2007. The increase of cost of good for the three months period ended March 31, 2008 as compared the same period last year was a result of acquisition of our new business bottle production machinery, mold and bottle production service that generated revenue from sales.

Gross profit was $4,068,680 for the three months ended March 31, 2008 compared to $0 for the same quarter last year. This increase was contributed by the increase of revenue after acquisition of our new business on August 27, 2007.

Gross profit as a percentage of net revenues was 29.6% in the first quarter of 2008.

Sales and marketing

Sales and marketing expenses, including distribution expenses, increased from $0 in the three months ended March 31, 2007 to $679,183 in the same period of 2008. The details of our selling and marketing expenses for the quarter ended March 31, 2008 were as follows:

	Three months ended March 31
	2008	2007
Staff cost	$37,968	$-
Supplies	2,145	-
Marketing and exhibition cost	170,479	-
Freight charges	52,243	-
Traveling	296,157	-
Sundry expenses	120,191	-
Total	$679,183	$-

The increase in the selling and marketing expenses is primary due to the increase in participating exhibitions and the increase of traveling expenses by marketing and sales personnel after acquiring our new business on August 27, 2007.

General and Administrative

General and administrative expenses increased from $0 in the first quarter of 2007 to $673,459 in the same quarter of 2008. The details of general and administrative expenses for the first quarter of 2008 were as follows:

	Three months ended March 31
	2008	2007
Staff cost	$157,430	$-
Office and supplies	17,725	-
Traveling and entertainment	117,343	-
Transportation cost	19,485	-
Research and development	53,221	-
Insurance	25,372	-
Depreciation and amortization	49,380	-
Repair and maintenance	27,017	-
Legal and professional fees	28,559	-
Postage	4,886	-
Tax fee	880	-
Sundry expenses	172,161	-
Total	$673,459	$-

The increase in general and administrative expenses in the quarter ended March 31, 2008 compared to the same period of 2007 was primarily due to the new business we acquired on August 27, 2007.

Income before income tax and income taxes expenses

Income before income tax was $3,349,705 for the quarter ended March 31, 2008 compared to $0 of the same period last year. The increase was mainly due to the increase in revenue and hence income before tax from the new business we acquired on August 27, 2007.

Provision for taxation for the quarter ended March 31, 2008 was $505,107, compared to $0 for the quarter ended March 31, 2007. The Company’s effective tax rate for this quarter was 15%

Net income

Net income for the first quarter of 2008 was $2,844,598, representing an increase of $2,844,598 from the same period in 2007. The increase was mainly due to the increase in revenue and hence net income from thenew business we acquired on August 27, 2007. Net margin for the first quarter of 2008 was 17.9%.

Liquidity and Capital Resources

Cash

Our cash balance at March 31, 2008, was $1,907,871, representing an increase of $1,907,871 compared with our cash balance of $0 at March 31, 2007. The increase was mainly attributable to net cash received through the acquisition of our new business on August 27, 2007.

Cash Flow

	Three months ended March 31
	2008	2007
Net cash used in operating activities	$(1,902,972)	$-
Net cash used in investing activities	$(345,592)	$-
Net cash provided by financing activities	$2,088,449	$-
Net decrease in cash	$(160,115)	$-

Cash outflows from operations during the three months ended March 31, 2008 amounted to $1,902,972 as compared to cash outflows from operations of $0 in the same period of 2007. The increased in cash outflow was due primarily to increase in our accounts receivable, inventories, prepaid expenses and other receivables.

Our cash outflows used in investing activities amounted to $345,592 in the three months ended March 31, 2008. During that period, we purchased equipment and acquired land use rights for the expansion of our production capacity.

Our cash inflows from financing activities amounted to $2,088,449 in the three months ended March 31, 2008 as compared to cash inflows of $0 from financing activities in the same period last year. The increase in cash inflow was primarily due to the increase in an amount due to a related party.

Working Capital

Our working capital increased by $5,966,199 to $5,942,451 at March 31, 2008 as compared to a net working capital deficit of $23,748 at March 31, 2007, primarily due to the addition of cash obtained through the acquisition of our new business on August 27, 2007.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of March 31, 2008, but from time to time, we may identify new expansion opportunities for which there will be a need for the use of cash.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by rules recently enacted by the Financial Accounting Standards Board, and accordingly, no such arrangements are likely to have a current or future effect on our financial position, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks arising from adverse changes in market rates and prices, such as foreign exchange fluctuations and interest rates, which could impact our results of operations and financial position. We do not currently engage in any hedging or other market risk management tools, and we do not enter into derivatives or other financial instruments for trading or speculative purposes.

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi (“RMB”), could adversely affect our financial results. During the quarter ended March 31, 2008, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency. All of our sales and expenses denominated in foreign currencies are denominated in the RMB. Our principal exchange rate risk therefore exists between the U.S. dollar and this currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Inflation

Inflation has not had a material impact on the Company's business in recent years.

Currency Exchange Fluctuations

All of the Company's revenues and a majority of its expenses in the three months ended March 31, 2008 are denominated in RMB, and are converted into US dollar at the exchange rate of 7.153 to 1. The value of the RMB-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars had generally been stable and RMB had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of RMB to the U.S. dollar. Under the new policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the RMB from the United States dollar. At the recent quarterly regular meeting of People's Bank of China, its Currency Policy Committee affirmed the effects of the reform on RMB exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of RMB has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

Concentration of Credit Risk

Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions as described below:

1.
The Company's business is characterized by new product and service development and evolving industry standards and regulations. Inherent in the Company's business are various risks and uncertainties, including the impact from the volatility of the stock market, limited operating history, uncertain profitability and the ability to raise additional capital.

2.
Approximately 100% of the Company's revenue is derived from China. Changes in laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition.

3.	If the Company is unable to derive any revenues from China, it would have a significant, financially disruptive effect on the normal operations of the Company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer ("Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15e under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

Changes in internal controls

Our Certifying Officers have indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

Sarbanes - Oxley Act 404 compliance

The Company anticipates that it will be fully compliant with section 404 of the Sarbanes-Oxley Act of 2002 by the required date for non-accelerated filers and it is in the process of reviewing its internal control systems in order to be compliant with Section 404 of the Sarbanes Oxley Act. However, at this time the Company makes no representation that its systems of internal control comply with Section 404 of the Sarbanes-Oxley Act.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our company, our common stock, or any of our subsidiaries, or against our Company’s or our Company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 1A - RISK FACTORS

Risks Related to Our Business

Our expansion strategy may not be proven successful.

One of our key strategies to grow our business is to aggressively expand our production capacity. We will need to engage in various forms of capacity expansion activities at corporate level, and of production activities at operational level in order to carry out our plans. Therefore, the Company’s proposed operations are subject to all of the risks inherent in the unforeseen costs and expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the bottled water industry in general. Despite our best efforts, we may never overcome these obstacles to financial success. There can be no assurance that the Company’s efforts will be successful or result in revenue or profit, or that investors will not lose their entire investment

Supplying PET bottles to beverage and service companies constitutes a major portion of our revenue. Any delays in delivery may affect our sales, damage our long-term relationship with our client, and even incur penalty.

Sales made to beverage and service companies account for a large portion of our total sales. If we failed in deliver the goods to those companies on time, we may run into a risk of damaging our long-term relationship with the client.

Our results of operations may fluctuate due to seasonality.

Our sales are subject to seasonality. For example, we typically experience higher sales of bottled water in summer time in coastal cities while the sales remain constant through out the entire year in some inland cities. In general, we believe our sales will be higher in the second and third quarter of the year when the weather is hot and dry, and lower in the fourth and first quarter of the year when the weather is cold and wet. Sales peak during the months from June to September. Sales can also fluctuate during the course of a financial year for a number of other reasons, including weather conditions and the timing of advertising and promotional campaigns. As a result of these reasons, our operating results may fluctuate. In addition, the seasonality of our results may be affected by other unforeseen circumstances, such as production interruptions. Due to these fluctuations, comparison of sales and operating results between the same periods within a single year, or between different periods in different financial years, are not necessarily meaningful and should not be relied on as indicators of our performance.

Increases in raw material prices that we are not able to pass on to our some of our customers would reduce our profit margins.

The principal raw materials we use in our production, is subject to a high degree of price volatility caused by external conditions like price fluctuations of PET raw materials-the byproducts of oil, which account for a significant portion of our product cost. We cannot guarantee that the price we pay for our raw materials will be stable in the future. Price changes to our raw materials may result in unexpected increases in production, packaging and distribution costs, and we may be unable to increase the prices of our final products to offset these increased costs to some of our customers and therefore may suffer a reduction to our profit margins. We do not currently hedge against changes in our raw material prices.

We face increasing competition from both domestic and foreign companies, which may affect our market share and profit margin.

The PET bottles industry in China is highly competitive, and we expect it to continue to become even more competitive. Our ability to compete against these enterprises is, to a significant extent, dependent on our ability to distinguish our products from those of our competitor by providing high quality products at reasonable prices that appeal to consumers. Some of our competitors may have been in business longer than we have, may have substantially greater financial and other resources than we have and may be better established in their markets. Our competitors in any particular market may also benefit from raw material sources or production facilities that are closer to such markets, which provide them with competitive advantages in terms of costs and proximity to consumers.

We cannot assure you that our current or potential competitors will not provide products comparable or superior to those we provide or adapt more quickly than we do to evolving industry trends or changing market requirements. It is also possible that there will be significant consolidation in the PET bottle industry among our competitors, alliances may develop among competitors and these alliances may rapidly acquire significant market share. Furthermore, competition may lead competitors to substantially increase their advertising expenditures and promotional activities or to engage in irrational or predatory pricing behavior. We also cannot assure you that third parties will not actively engage in activities, whether legal or illegal, designed to undermine our brand name and product quality or to influence consumer confidence in our product. Increased competition may result in price reductions, reduced margins and loss of market share, any of which could materially adversely affect our profit margin. We cannot assure you that we will be able to compete effectively against current and future competitors.

Changes in the existing laws and regulations or additional or stricter laws and regulations on environmental protection in China may cause us to incur significant capital expenditures, and we cannot assure that we will be able to comply with any such laws and regulations.

We carry on our business in an industry that is subject to PRC environmental protection laws and regulations. These laws and regulations require enterprises engaged in manufacturing and construction that may cause environmental waste to adopt effective measures to control and properly dispose of waste gases, waste water, industrial waste, dust and other environmental waste materials, as well as fee payments from producers discharging waste substances. Fines may be levied against producers causing pollution. If failure to comply with such laws or regulations results in environmental pollution, the administrative department for environmental protection can levy fines. If the circumstances of the breach are serious, it is at the discretion of the central government of the PRC including all governmental subdivisions to cease or close any operation failing to comply with such laws or regulations. There can also be no assurance that operation will fail to comply with such laws or regulations. There can also be no assurance that the PRC government will not change the exiting laws or regulations or impose additional or stricter laws or regulations, compliance with which may cause us to incur significant capital expenditure, which we may be unable to pass on to our customers through higher prices for our products. In addition, we cannot assure that we will be able to comply with any such laws and regulations.

We may not successfully manage our growth.

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our management and administrative, operational, and financial resources. To manage this growth, we must expand our facilities, augment our operational, financial and management systems, and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

We rely on key executive officers. Their knowledge of our business and technical expertise would be difficult to replace.

Our senior management, has been the key driver of our strategy and has been fundamental to our achievements to date. The successful management of our business is, to a considerable extent, dependent on the services of our senior management. The loss of the services of any key management employee or failure to recruit a suitable or comparable replacement could have a significant impact upon our ability to manage our business effectively and our business and future growth may be adversely affected.

The concentrated ownership of our common stock may have the effect of delaying or preventing a change in control of our Company.

Our directors, officers, key personnel and their affiliates as a group beneficially own a majority of our outstanding common stock. As a result, these stockholders will be able to continue to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of mergers, acquisitions and other significant corporate transactions.

Because our assets and operations are located outside the United States and a majority of our officers and directors are non-United States citizens living outside of the United States, investors may experience difficulties in attempting to enforce judgments based upon United States federal securities laws against us and our directors. United States laws and/or judgments might not be enforced against us in foreign jurisdictions.

All of our operations are conducted through a subsidiary corporation organized and located outside of the United States, and all the assets of our subsidiary are located outside the United States. In addition, all of our officers and directors are foreign citizens. As a result, it may be difficult or impossible for U.S. investors to enforce judgments made by U.S. courts for civil liabilities against our operating entities or against any of our individual directors or officers. In addition, U. S. investors should not assume that courts in the countries in which our subsidiary is incorporated or where the assets of our subsidiary are located (i) would enforce judgments of U.S. courts obtained in actions against us or our subsidiary based upon the civil liability provisions of applicable U.S. federal and state securities laws or (ii) would enforce, in original actions, liabilities against us or our subsidiary based upon these laws.

We are subject to the reporting requirements of federal securities laws, which can be expensive.

We are a public reporting company in the U.S. and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we remained a privately-held company.

Because we became public by means of a “reverse merger”, we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by Sarbanes-Oxley. We may need to hire additional financial reporting, internal controls and other finance staff in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with Sarbanes-Oxley’s internal controls requirements, we may not be able to obtain the independent accountant certifications that Sarbanes-Oxley Act requires publicly-traded companies to obtain.

There is not now, and there may not ever be, an active market for our common stock.

There currently is no market for our common stock. Further, although our common stock may be quoted on the OTC Bulletin Board, trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. There can be no assurance that a more active market for the common stock will develop.

We cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

We plan to list our common stock on the American Stock Exchange or the NASDAQ Capital Market as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of either of those or of any other stock exchange, or that it will be able to maintain any such listing. Until the common stock is listed on an exchange, we expect that it would be eligible to be quoted on the OTC Bulletin Board, another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

There may be issuances of shares of preferred stock in the future.

Although we currently do not have preferred shares outstanding, the board of directors could authorize the issuance of a series of preferred stock that would grant holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends would be declared to common stockholders, and the right to the redemption of such shares, possibly together with a premium, prior to the redemption of the common stock. To the extent that we do issue preferred stock, the rights of holders of common stock could be impaired thereby, including without limitation, with respect to liquidation.

We have never paid dividends.

We have never paid cash dividends on our common stock and do not anticipate paying any for the foreseeable future.

Our common stock is considered a “penny stock.”

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore is a “penny stock.” Broker and dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares. In addition, if our common stock is quoted on the OTC Bulletin Board as anticipated, investors may find it difficult to obtain accurate quotations of the stock, and may find few buyers to purchase such stock and few market makers to support its price.

Risks relating to doing business in China

Substantially all of our business assets are located in China, and substantially all of our sales is derived from China. Accordingly, our results of operations, financial position and prospects are subject to a significant degree to the economic, political and legal development in China.

We derive a substantial portion of ours sales from China

Substantially all of our sales are generated from China. We anticipated that sales of our products in China will continue to represent a substantial proportion of our total sales in the near future. Any significant decline in the condition of the PRC economy could adversely affect consumer buying power and reduce consumption of our products, among other things, which in turn would have a material adverse effect on our business and financial condition.

Our inability to diversify our operations may subject us to economic fluctuations within our industry.

Our limited financial resources reduce the likelihood that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one business area will subject us to economic fluctuations within the bottled water industry and therefore increase the risks associated with our operations.

Our ability to implement our planned development is dependent on many factors, including the ability to receive various governmental permits.

In accordance with PRC laws and regulations, we are required to maintain various licenses and permits in order to operate our business at each of our production facilities including, without limitation, hygiene permits and industrial products production permits. We are required to comply with applicable hygiene and food safety standards in relation to our production processes. Failure to pass these inspections, or the loss of or suspend some or all of our production activities, could disrupt our operations and adversely affect our business.

The Company faces the risk that changes in the policies of the Chinese government could have a significant impact upon our ability to sustain our growth and expansion strategies.

Since 1978, the PRC government has promulgated various reforms of its economic system and government structure. These reforms have resulted in significant economic growth and social progress for China in the last two decades. Many of the reforms are unprecedented or experimental, and such reforms are expected to be modified from time to time. Although we can not predict whether changes in China’s political, economic and social conditions, laws, regulations and policies will have any materially adverse effect on our current or future business, results of operation or financial condition.

Our ability to continue to expand our business is dependent on a number of factors, including general economic and capital market conditions in China and credit availability from banks and other lenders in China. Recently, the PRC government has implemented various measures to control the rate of economic growth and tighten its monetary policies. Slower economic growth rate may in turn have an adverse effect on our ability to sustain the growth rate we have historically achieved due to the aggregate market demand for consumer goods like bottled water.

Failure to comply with the State Administration of Foreign Exchange regulations relating to the establishment of offshore special purpose companies by PRC residents may adversely affect our business operations.

On October 21, 2005, the State Administration of Foreign Exchange issued a new public notice which became effective on November 1, 2005. The notice requires PRC residents to register with the local State Administration of Foreign Exchange branch before establishing or controlling any company, referred to in the notice as a “special purpose offshore company”, outside of China for the purpose of capital financing. PRC residents who are shareholders of a special purpose offshore company established before November 1, 2005 were required to register with the local State Administration of Foreign Exchange Branch. Our beneficial owners need to comply with the relevant the State Administration of Foreign Exchange requirements in all material respects in connection with our investments and financing activities. If such beneficial owners fail to comply with the relevant the State Administration of Foreign Exchange requirements, such failure may subject the beneficial owners to fines and legal sanctions and may also adversely affect our business operations.

The outbreak of any severe contagious diseases in China, if uncontrolled, could adversely affect our results of operations.

The outbreak of any server communicable disease in China, if uncontrolled, could adversely affect the overall business sentiments and environment in China, which in turn may lead to slower overall gross domestic product growth in China. As our sales are currently derived from our Chinese operations, any contraction or slow down in the growth of the gross domestic product of China may adversely affect our financial condition, results of operations and future growth. In addition, if any of our employees are infected or affected by any severe communicable diseases outbreak, it could adversely affect or disrupt our production at the relevant production facility and adversely affect our business operations as we may be required to close our production facilities to prevent the spread of the disease. The spread of any severe communicable disease in China may also affect the operations of our distributors and suppliers, causing delivery disruptions which could in turn adversely affect our operating results and share price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities during the period covered by this report. On April 11, 2008, the holder of 5 million shares of our preferred stock converted its preferred stock into 25 million shares of our common stock. The shares of common stock were issued in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 7, 2008, the Company filed and mailed to its shareholders an information statement pursuant to Section 14(c) of the Security Exchange Act of 1934 to approve an amendment to the Company’s Articles of Incorporation (i) to increase the number of authorized shares of the capital stock of the Company to 200,000,000 shares and designate 175,000,000 shares as common stock and 25,000,000 shares as preferred stock and (ii) to change its name to China Bottles Inc.

ITEM 5. OTHER INFORMATION

Change of Authorized Share of Capital Stock

On April 3, 2008, the Company amended its Articles of Incorporation to increase its authorized shares of the capital stock of the Company to 200,000,000 shares, of which 175,000,000 shares were to be designated as common stock and 25,000,000 shares were to be designated as preferred stock.

Name Change

On April 3, 2008, the Company amended its Articles of Incorporation to change its name to China Bottles Inc.

ITEM 6 - EXHIBITS

The following exhibits are furnished as part of the Quarterly Report on Form 10-Q:

Exhibit No.	Description

2.1	Majority Stock Purchase Agreement dated May 24, 2007 (incorporated by reference to the Company’s Form 8-K dated May 29, 2007)
2.2	Agreement for Share Exchange dated August 26, 2007 (incorporated by reference to the Company’s Form 8-K dated August 31, 2007)
4.1	Articles of Incorporation (incorporated by reference to the Company’s Form SB-2 dated August 9, 2001)
4.2	By-Laws (incorporated by reference to the Company’s to the Company’s Form SB-2 dated August 9, 2001)
4.3	Certificate of Designation (incorporated by reference to the Company’s Form 8-K/A dated August 26, 2007)
4.4	Certificate of Amendment to the Company’s Articles of Incorporation (incorporated by reference to the Company’s Form 8-K/A dated January 25, 2005)
4.5	Certificate of Amendment to the Company’s Articles of Incorporation (incorporated by reference to the Company’s Schedule 14C Information Statement dated March 7, 2008)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a). Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2008	CHINA BOTTLES, INC.

	By:	/s/ Chong Hui Zhao
Name: Chong Hui Zhao Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)