Form 10QSB/A
period 2007-09-30
China Bottles Inc
filed 2008-06-05
CIK 1156833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

Commission file number: 000-51724

CHINA BOTTLES INC
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-1578749
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

_________________________________
Huang Luahu Industrial Zone, Fogang County
Guangdong Province, PRC 511675
(Address of Principal Executive Offices)
_(86) 763-4620777
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of equity as of the latest practicable date is stated below

Title of each class of Common Stock	Outstanding as of November 14, 2007
Preferred Stock, $0.001 par value	5,000,000 shares
Common Stock, $0.001 par value	50,000,000 shares

Documents incorporated by reference: None

Transitional Small Business Disclosure Format: Yes ☐ No ☒

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

See accompanying notes to the consolidated financial statements

HUTTON HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2007	2006	2007	2006

REVENUE	$2,514,001	$-	$2,484,959	$-

COST OF SALES	1,572,227	-	1,552,467	-

GROSS MARGIN	941,774	-	932,492	-

EXPENSES
General & Administrative	199,135	872	153,522	-
Sales & Marketing	94,209	-	92,201	-
Finance	8,475	-	8,186	-

TOTAL OPERATING EXPENSES	301,819	872	253,909	-

OPERATING INCOME (LOSS)	639,955	(872)	678,583	-

OTHER INCOME (EXPENSE)				-
Sales of scrap	22,670	-	22,670	,
Sales of material	3,604	-	3,604	,
Bank interest income	2,342	-	2,342	,
Other income (expense)	68,041	-	8,695	,
	96,657	-	37,311	,

PROFIT (LOSS) BEFORE TAXES	736,612	(872)	715,894	-

PROVISION FOR TAXATION	88,490	-	88,490	-

NET INCOME (LOSS)	$648,122	$(872)	$627,404	$-

OTHER COMPREHENSIVE INCOME

Gain on Foreign Exchange Translation	774,974	-	774,974	-

COMPREHENSIVE INCOME (LOSS)	$1,423,096	$(872)	$1,402,378	$-

NET INCOME PER SHARE BASIC & DILUTED	$0.01	$-	$0.01	$-

WEIGHTED AVERAGE SHARES	50,000,000	50,000,000	50,000,000	50,000,000

See accompanying notes to the consolidated financial statements

HUTTON HOLDINGS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006

Cash Flows From Operating Activities:
Net income (Loss)	$648,122	$(872)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	42,827	-
Amortization of land use rights	496	-
Changes in operating Assets and liabilities:
(Increase) Decrease in accounts receivable	(4,776,331)	-
(Increase) Decrease in inventories	(6,956,046)	-
(Increase) Decrease in notes receivable	(26,649)	-
(Increase) Decrease in prepaid expenses and other receivable	(4,543,309)	-
Increase (Decrease) in accounts payable	2,561,222	-
Increase (Decrease) in note payable		-
Increase (Decrease) in accrued expenses and other payables	1,591,600	872
Increase (Decrease) in notes payable	33,312	-
Increase (Decrease) in customers deposits	5,108,454	-
Increase (Decrease) in taxes payable	1,586,230	-
Net cash provided from (used in) operating activities	(4,730,072)	-

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(3,032,708)	-
Purchase of land use right	(199,572)	-
Net cash used In investing activities	(3,232,280)	-

Cash Flows From Financing Activities:
Proceeds from bank loans	1,732,202	-
Increase in amount due from a director	(1,165,605)	-
Increase in amount due to a director	56,299	-
Decrease in amount due to a related party	(14,969)	-
Cash acquired from acquisition by issuing preferred and common shares	8,128,329	-
Net cash provided from (used in) financing activities	8,736,256	-

Net (Decrease) increase in cash	773,904	-

Effect of foreign exchange rate changes	19,418	-

Cash at Beginning of Period	13,241	-

Cash at the End of Period	$806,563	$-

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

The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for a full year period.

NOTE 2 - PRINCIPLES OF CONSOLIDATION AND BUSINESS COMBINATIONS

Business Combinations and Acquisitions

The Company was incorporated under the laws of the State of Nevada on February 26, 2001, as Geraco, Inc. On December 15, 2004, the Company changed its name to Hutton Holdings Corporation.

On August 27, 2007, the Company entered into and closed an Agreement for Share Exchange with China Valley Development Limited, a British Virgin Islands company (“CVDL”), Cai Yingren and Wu Wen, individually, the owners and shareholders of CVDL. The Company acquired 100% ownership interest in CVDL from Cai Yingren and Wu Wen at a consideration of 29,750,000 shares of our common stock and 5,000,000 shares of preferred stock. At the time of the Share Exchange, CVDL was the owner of 100% of the outstanding equity of Guozhu Holdings Limited, a Hong Kong company (“Guozhu Holdings). At the time of the Share Exchange, Guozhu Holdings was the owner of 100% of each of Fogang Guozhu Plastics Co., Ltd, a PRC company, Guangdong Guozhu Precision Mold Co Ltd, a PRC company and Fogang Guozhu Blowing Equipment Co., Ltd. The Agreement for Share Exchange resulted in a change of control of the Company. For accounting purposes such share exchange was treated as an acquisition of the Company by, and a re-capitalization of, CVDL. CVDL is the accounting acquirer and the results of its operations carry over under reverse merger accounting.

On August 16, 2007 CVDL acquired 100% equity interest of the following 3 subsidiaries in China :

1.	Fogang Guozhu Plastics Co. Ltd.

2.	Fogang Guozhu Blowing Equipment Co. Ltd. [through Excellent Fame Investments Ltd, a 100% subsidiary of CVDL?]

3.	Fogang Guozhu Precision Mold Co. Ltd.

These three subsidiaries were acquired by Guozhu Holdings in 2007 in three separate transactions and were accounted for using the purchase method of accounting. The controlling ownership of Guozho Holdings did not change when these subsidiaries were acquired. These three companies have been consolidated with the Company as of August 16, 2007 following guidelines of GAAP and following the purchase price accounting methods for business combinations as outlined in SFAS 141 “Business Combinations”.

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

NOTE 11 - NOTES PAYABLE

Notes payable are bank guaranteed notes collected by suppliers. All the notes are interest-free and are to be repaid within 6 months.

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

Each share of Preferred Stock is convertible into 5 shares of the Company’s common stock, par value $.001 per share the option of the holder of the Preferred Stock. However, the holders of the Preferred stock can not exercise this conversion feature until the Company increases the total number of authorized shares of .Common Stock. No dividends shall be payable with respect to the Preferred Stock. The Preferred Stock shall have voting rights equal in all aspects to the number of Common Stock represented by such Preferred Stock on an as converted basis and shall be entitled to vote on any and all matters brought to a vote of shareholders of Common Stock and all matters brought to a vote of shareholders of Preferred Stock. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the shareholders of Preferred Stock shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Preferred Stock an amount equal to the par value of the shares before any distribution or payment shall be made to the holders of any junior securities, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the shareholders of Preferred Stock shall be distributed among the shareholders of Preferred Stocks ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

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

Provision for taxation for the quarter ended September 30, 2007 was $88,490, compared to $0 for the quarter ended September 30, 2006. The Company’s effective tax rate for this quarter was 12.4%.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6- EXHIBITS

The following exhibits are furnished as part of the Quarterly Report on Form 10-QSB/A:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA BOTTLES, INC.

Dated: May 30, 2008	By:	/s/ Chong Hui Zhao
Name: Chong Hui Zhao
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)