Form 10-Q
period 2008-06-30
China Bottles Inc
filed 2008-08-14
CIK 1156833

UNITES STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_________ to _________

Commission file number: 000-51724

CHINA BOTTLES INC.
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

Large accelerated filer: ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller Reporting Company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date is stated below

Title of each class of Common Stock	Outstanding as of August 14, 2008
Common Stock, $0.001 par value	75,000,000 shares

Documents incorporated by reference: None

TABLE OF CONTENTS
Item 3. Quantitative And Qualitative Disclosures About Market Risk.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHINA BOTTLES INC. AND SUBSIDIARIES
(Formerly HUTTON HOLDINGS CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$853,825	$1,375,786
Accounts receivable, net	15,258,885	1,494,539
Inventories	8,044,942	6,737,712
Notes receivable	160,488	-
Prepaid expenses and other receivables	5,379,905	2,112,535
Total current assets	29,698,045	11,720,572

PROPERTY, PLANT & EQUIPMENT, NET	4,034,798	3,636,505
LAND USE RIGHT, NET OF AMORTIZATION	247,237	229,689

TOTAL ASSETS	$33,980,080	$15,586,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loans	$729,491	$1,777,389
Accounts payable	3,796,243	1,244,801
Accrued expenses and other payables	8,060,234	904,791
Amount due to a related party	802,440	3,508,083
Customers deposits	3,466,588	650,652
Income tax payable	1,837,667	1,001,257
Total current liabilities	18,692,663	9,086,973

TOTAL LIABILITIES	$18,692,663	$9,086,973

STOCKHOLDERS’ EQUITY
Preferred stock, Par value $0.001; 25,000,000 and 10,000,000 shares authorized; $0.001 par value; Nil and 5,000,000 shares issued and outstanding on June 30, 2008 and December 31, 2007, respectively	$-	$5,000

Common stock, Par value $0.001; 175,000,000 shares and 50,000,000 shares authorized; $0.001 par value; 75,000,000 shares and 50,000,000 shares issued and outstanding on June 30, 2008 and December 31, 2007, respectively	75,000	50,000
Additional paid in capital	2,283,657	2,303,657
Retained earnings	11,446,604	3,741,777
Other comprehensive income	1,482,156	399,359
TOTAL STOCKHOLDERS’ EQUITY	$15,287,417	$6,499,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,980,080	$15,586,766

See accompanying notes to the condensed consolidated financial statements

CHINA BOTTLES INC. AND SUBSIDIARIES
(Formerly HUTTON HOLDINGS CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2008	2007		2008	2007

REVENUE	$24,631,687		$-	$38,356,217		$-

COST OF SALES	16,622,697		-	26,278,547		-

GROSS MARGIN	8,008,990		-	12,077,670		-

EXPENSES
Selling and distributions	480,590		-	1,159,773		-
General and administrative	984,060		-	1,657,519		-
Finance	84,166		-	209,849		-
TOTAL OPERATING EXPENSES	1,548,816		-	3,027,141		-

INCOME FROM CONTINUING OPERATIONS	6,460,174		-	9,050,529		-

OTHER INCOME	585,153		-	1,344,503		-

INCOME BEFORE PROVISION FOR INCOME TAXES	7,045,327		-	10,395,032		-

PROVISION FOR INCOME TAXES	2,185,098		-	2,690,205		-

NET INCOME	$4,860,229		$-	$7,704,827		$-

OTHER COMPREHENSIVE INCOME
Gain on Foreign Exchange Translation	467,179		-	1,082,797		-

COMPREHENSIVE INCOME	$5,327,405		$-	$8,787,624		$-

NET INCOME PER SHARE, BASIC & DILUTED	$0.071	$	N/A	$0.117	$	N/A

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING, BASIC AND DILUTED	75,000,000		N/A	75,000,000		N/A

See accompanying notes to the condensed consolidated financial statements

CHINA BOTTLES INC. AND SUBSIDIARIES
(Formerly HUTTON HOLDINGS CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended June 30,
	2008	2007

Cash Flows From Operating Activities:
Net income	$7,704,827	$-
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	358,806	-
Amortization of land use rights	5,304	-
Changes in operating Assets and liabilities:
Increase in accounts receivable	(13,764,346)	-
Increase in notes receivable	(160,488)
Increase in inventories	(1,307,230)	-
Increase in prepaid expenses and other receivable	(3,267,370)	-
Increase in accounts payable	2,551,442	-
Increase in accrued expenses and other payables	7,155,443	-
Increase in customers deposits	2,815,936	-
Increase in taxes payable	836,410	-
Net cash provided from operating activities	2,928,734	-

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(757,100)	-
Purchase of land use right	(11,412)	-
Net cash used in investing activities	(768,512)	-

Cash Flows From Financing Activities:
Decrease in amount due to a related party	(2,705,643)	-
Repayment of bank loans	(1,047,898)	-
Net cash used in financing activities	(3,753,541)	-

Net decrease in cash	(1,593,319)	-

Effect of foreign exchange rate changes	1,071,358	-

Cash at Beginning of Period	1,375,786	-

Cash at the End of Period	$853,825	$-

See accompanying notes to the condensed consolidated financial statements

CHINA BOTTLES INC. AND SUBSIDIARIES
(Formerly HUTTON HOLDINGS CORPORATION)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008

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

NOTE 5 - FOREIGN CURRENCY TRANSLATION

The accompanying condensed consolidated financial statements are presented in United States dollars (US$). The functional currency of the Company is the Renminbi (RMB) and Hong Kong dollar (HK$). Capital accounts of the consolidated financial statements are translated into US$ from RMB and HK$ at their historical exchange rates when the capital transactions occurred. Assets and liabilities are translated at the exchange rates as of balance sheet date. Income and expenditures are translated at the average exchange rate of the year. The translation rates are as follows:

	June 30, 2008	December 31, 2007

Period/Year end RMB : US$ exchange rate	6.854	7.314
Average RMB : US$ exchange rate for the reporting period/year	7.057	7.617

Period/Year end HK$ : US$ exchange rate	7.798	7.805
Average HK$ : US$ exchange rate for the reporting period/year	7.797	7.803

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

Inventories as of June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007

Raw materials	$3,719,615	$2,610,014
Work-in-progress	2,270,690	1,518,235
Finished goods	2,054,637	2,609,463

Total	$8,044,942	$6,737,712

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned and operated by the Company’s wholly owned subsidiaries in China. Property, plant and equipment as of June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30, 2008	December 31, 2007

At cost:
Buildings	$1,380,800	$1,277,126
Machinery and equipment	4,180,378	3,637,524
Motor Vehicles	430,262	324,416
Furniture and fixtures	224.420	219,695
	6,215,860	5,458,761

Less: Accumulated depreciation
Buildings	$198,442	$157,660
Machinery and equipment	1,706,533	1,440,136
Motor Vehicles	184,228	152,434
Furniture and fixtures	91,859	72,026
	2,181,062	1,822,256

Plant and equipment , net	$4,034,798	$3,636,505

Depreciation expense for the quarters ended June 30, 2008 and June 30, 2007, was $358,806 and $0, respectively.

NOTE 8 - SHORT TERM DEBT

All the short-term bank loans are repayable within 12 months and are unsecured.

Short-term loans are summarized as follows:

Due date	Interest rate per annum	June 30, 2008	December 31, 2007

June 27, 2008	8.541%	$-	$1,093,790
September 19, 2008	8.748%	729,491	683,599

NOTE 9 - INCOME TAX

(a) Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong and PRC, the statutory corporate income tax rates are 17.5% for Hong Kong and 25% in PRC (2007: 33%). The corporate income tax rates applicable to the Company and its subsidiaries for the quarters ended June 30, 2008 and 2007 were as follows:

	June 30, 2008	June 30, 2007

Fogang Guozhu Plastics Co. Ltd.	25%	33%
Fogang Guozhu Blowing Equipment Co. Ltd.	25%	33%
Fogang Guozhu Precision Mold Co. Ltd	25%	33%

 The actual and effective corporate income tax was 25.9% and Nil for the quarters ended June 30, 2008 and 2007, respectively.

	For the period ended June 30,
	2008	2007

Computed “expected” tax expense	$2,690,205	$-
Permanent expenses	-	-

Income tax expense	$2,690,205	$-

The provisions for income taxes for each of the two periods ended June 30, 2008 and 2007 are summarized as follows:

	As of June 30
	2008	2007

Current	$2,690,205	$-
Deferred	-	-

Total income tax expenses	$2,690,205	$-

(b) Value Added Tax ("VAT")

There is no VAT under current tax laws in Hong Kong.

In accordance with the current tax laws in the PRC, the VAT rate for the PRC subsidiaries for export sales is 8.5% to 10% and domestic sales is 17%. VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but may offset this tax liability from the VAT for the taxes that it has paid on eligible purchases. The VAT payable have been accrued and reflected as other payables in the accompanying condensed consolidated balance sheets.

NOTE 10 - RELATED PARTY TRANSACTIONS

Due to a related party represented a loan from a shareholder as of June 30, 2008 for the purposes of working capital. The amount is unsecured, interest-bearing at 6% per annum and repayable within 12 months.

NOTE 11 - PREFERRED STOCK

The Company has 25,000,000 shares of Series A Convertible Preferred Stock authorized at $0.001 par value per share (the “Preferred Stock”).

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

On April 3, 2008, the number of authorized share of the preferred stock of the Company has been increased to 25,000,000.

On April 11, 2008, 5,000,000 shares of Preferred Stock were converted into 25,000,000 shares of common stock of the Company.

NOTE 12 - COMMON STOCK

The Company has 175,000,000 shares of common stock authorized at $0.001 par value per share.

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

On April 3, 2008, the number of authorized share of common stock of the Company has been increased to 175,000,000.

NOTE 13 - COMMITMENTS

As of June 30, 2008, the Company had remaining outstanding commitments with respect to its non-cancelable operating leases for its office amounted to $14,083 within one year and $16,751 after the first year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements within the meaning of the federal securities laws. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "we believe," "CBTT believes," "management believes" and similar language. The forward-looking statements are based on the current expectations of CBTT and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. The actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update them.

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

Except as otherwise indicated by the context, references in this Form 10-Q to “CBTT,” “we,” “us,” “our,” “the Registrant”, “our Company,” or “the Company” are to China Bottles, Inc., a Nevada corporation and its consolidated subsidiaries. Unless the context otherwise requires, all references to (i) “BVI” are to British Virgin Islands; (ii) “PRC” and “China” are to the People’s Republic of China; (iii) “U.S. dollar,” “$” and “US$” are to United States dollars; (iv) “RMB” are to Yuan Renminbi of China; (v) “Securities Act” are to the Securities Act of 1933, as amended; and (vi) “Exchange Act” are to the Securities Exchange Act of 1934, as amended.

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

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our condensed consolidated financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104. All of the following criteria must exist in order for us to recognize revenue:

1. Persuasive evidence of an arrangement exists;
2. Delivery has occurred or services have been rendered;
3. The seller's price to the buyer is fixed or determinable; and
4. Collectability is reasonably assured.

The majority of the Company's revenue results from sales contracts with direct customers and revenues are generated upon the shipment of goods. The Company's pricing structure is fixed and there are no rebate or discount programs. Management conducts credit background checks for new customers as a means to reduce the subjectivity of assuring collectability. Based on these factors, the Company believes that it can apply the provisions of SAB 104 with minimal subjectivity.

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements will have any material impact on its financial statements.

Results of Operations  –  Three Months Ended June 30, 2008 as Compared to Three Months Ended June 30, 2007

The following table summarizes the results of our operations during the three-month periods ended June 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2008 to the three-month period ended June 30, 2007.

	Three months ended June 30,
	2008	2007	Increase	% increase

Revenue	$24,631,687	$-	24,631,687	-
Cost of Goods Sold	16,622,697	-	16,622,697	-
Gross Profit	8,008,990	-	8,008,990	-
Sales and Marketing Expenses	480,590	-	480,590	-
General and Administrative Expenses	984,060	-	984,060	-
Finance Charge	84,166	-	84,166	-
Total Operating Expenses	1,548,816	-	1,548,816	-
Income from Operation	6,460,174	-	6,460,174	-
Other Income (expense)	585,153	-	585,153	-
Income before Income Tax	7,045,327	-	7,045,327	-
Provision for Taxes	2,185,098	-	2,185,098	-
Net income	4,860,229	-	4,860,229	-

Revenues

Sales revenue increased from $0 for the second quarter of 2007 to $24,631,687 for the second quarter of 2008.

The increase in revenue was mainly due to the new business of bottle production machinery, mold and bottle production service acquired on August 27, 2007. The new business has a much large scale of business and thus generated much larger revenue.

Cost of goods sold and gross profit

Cost of goods sold for the second quarter of 2008 was $16,622,697, an increase of $16,622,697 compared to $0 of the same period in 2007. The increase of cost of good for the three months period ended June 30, 2008 as compared the same period last year was a result of acquisition of a new business that generated revenue from sales.

Gross profit was $8,008,990 for the three months ended June 30, 2008 compared to $0 for the same quarter last year. This increase was contributed by the increase of revenue after acquisition of new business on August 27, 2007.

Gross profit as a percentage of net revenues was 32% in the second quarter of 2008.

Sales and marketing

Sales and marketing expenses, including distribution expenses, increased from $0 in the three months ended June 30, 2007 to $480,590 in the same period of 2008. The details of our selling and marketing expenses for the quarter ended June 30, 2008 were as follows:

Staff cost	$63,412
Supplies	31,309
Advertising, marketing and exhibition cost	181,025
Freight charges	143,367
Sundry expenses	61,477

The increase in the selling and marketing expenses is primary due to the increase in participating exhibitions and the increase of traveling expenses by marketing and sales personnel after acquiring the new business on August 27, 2007.

General and Administrative

General and administrative expenses increased from $0 in the second quarter of 2007 to $984,060 in the same quarter of 2008. The details of general and administrative expenses for the second quarter of 2008 were as follows:

Staff cost	$197,360
Office and supplies	67,124
Traveling and entertainment	301,738
Transportation cost	81,621
Research and development	2,449
Insurance	38,143
Depreciation and amortization	11,179
Repair and maintenance	20,813
Legal and professional fees	207,819
Tax fee	8,884
Sundry expenses	46,932

The increase in general and administrative expenses in the quarter ended June 30, 2008 compared to the same period of 2007 was primarily due to the new business acquired on August 27, 2007.

Income before income tax and income taxes expenses

Income before income tax was $7,045,327 for the quarter ended June 30, 2008 compared to $0 of the same period last year. The increase was mainly due to the increase in revenue and hence income before tax from new business acquired on August 27, 2007.

Provision for taxation for the quarter ended June 30, 2008 was $2,185,098, compared to $0 for the quarter ended June 30, 2007. The Company’s effective tax rate for this quarter was 31.0%

Net income

Net income for the second quarter of 2008 was $4,860,229, representing an increase of $4,860,229 from the same period in 2007. The increase was mainly due to the increase in revenue and hence net income from new business acquired on August 27, 2007. Net margin for the second quarter of 2008 was 20%.

Results of Operations – Six Months Ended June 30, 2008 as Compared to Six Months Ended June 30, 2007

The following table summarizes the results of our operations during the six-month periods ended June 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2008 to the six-month period ended June 30, 2007.

	Six months ended June 30,
	2008	2007	Increase	% increase

Revenue	$38,356,217	$-	38,356,217	-
Cost of Goods Sold	26,278,547	-	26,278,547	-
Gross Profit	12,077,670	-	12,077,670	-
Sales and Marketing Expenses	1,159,773	-	1,159,773	-
General and Administrative Expenses	1,657,519	-	1,657,519	-
Finance Charge	209,849	-	209,849	-
Total Operating Expenses	3,027,141	-	3,027,141	-
Income from Operation	9,050,529	-	9,050,529	-
Other Income (expense)	1,344,503	-	1,344,503	-
Income before Income Tax	10,395,032	-	10,395,032	-
Provision for Taxes	2,690,205	-	2,690,205	-
Net income	7,704,827	-	7,704,827	-

Revenues

Sales revenue increased from $0 for the six months ended 2007 to $38,356,217 for the six months ended of 2008.

The increase in revenue was mainly due to the new business of bottle production machinery, mold and bottle production service acquired on August 27, 2007. The new business has a much large scale of business and thus generated much larger revenue.

Cost of goods sold and gross profit

Cost of goods sold for the six months ended June 30, 2008 was $26,278,547, an increase of $26,278,547 compared to $0 of the same period in 2007. The increase of cost of good for the six months ended June 30, 2008 as compared the same period last year was a result of acquisition of a new business that generated revenue from sales.

Gross profit was $12,077,670 for the six months ended June 30, 2008 compared to $0 for the same quarter last year. This increase was contributed by the increase of revenue after acquisition of new business on August 27, 2007.

Gross profit as a percentage of net revenues was 31% in the six months ended June 30, 2008.

Sales and marketing

Sales and marketing expenses, including distribution expenses, increased from $0 in the six months ended June 30, 2007 to $1,159,773 in the same period of 2008. The details of our selling and marketing expenses for the six months ended June 30, 2008 were as follows:

Staff cost	$101,380
Supplies	38,991
Advertising, marketing and exhibition cost	584,520
Freight charges	258,751
Sundry expenses	176,131

The increase in the selling and marketing expenses is primary due to the increase in participating exhibitions and the increase of traveling expenses by marketing and sales personnel after acquiring the new business on August 27, 2007.

General and Administrative

General and administrative expenses increased from $0 in the six months ended June 30, 2007 to $1,657,519 in the same period of 2008. The details of general and administrative expenses for the six months ended June 30, 2008 were as follows:

Staff cost	$354,789
Office and supplies	114,825
Traveling and entertainment	406,477
Transportation cost	113,710
Research and development	56,394
Insurance	63,515
Depreciation and amortization	60,559
Repair and maintenance	23,337
Legal and professional fees	235,654
Tax fee	9,765
Sundry expenses	218,494

The increase in general and administrative expenses in the six months ended June 30, 2008 compared to the same period of 2007 was primarily due to the new business acquired on August 27, 2007.

Income before income tax and income taxes expenses

Income before income tax was $10,395,032 for the six months ended June 30, 2008 compared to $0 of the same period last year. The increase was mainly due to the increase in revenue and hence income before tax from new business acquired on August 27, 2007.

Provision for taxation for the six months ended June 30, 2008 was $2,690,205, compared to $0 for the six months ended June 30, 2007. The Company’s effective tax rate for this quarter was 25.9%

Net income

Net income for the six months ended June 30, 2008 was $7,704,827, representing an increase of $7,704,827 from the same period in 2007. The increase was mainly due to the increase in revenue and hence net income from new business acquired on August 27, 2007. Net margin for the six months ended June 30, 2008 was 20%.

Liquidity and Capital Resources

Cash

Our cash balance at June 30, 2008, was $853,825, representing an increase of $853,825 compared with our cash balance of $0 at June 30, 2007. The increase was mainly attributable to net cash received through acquisition of the new business on August 27, 2007.

Cash Flow

Cash inflows from operations during the six months ended June 30, 2008 amounted to $2,928,734 as compared to cash inflows from operations of $0 in the same period of 2007. The increased in cash inflows was due primarily to increase in accounts payables, accrued expenses and other payables.

Our cash outflows used in investing activities amounted to $768,512 in the six months ended June 30, 2008. During that period, we have purchased equipment and land use right for our expansion of production capacity.

Our cash outflows from financing activities amounted to $3,753,541 in the six months ended June 30, 2008 as compared to cash outflows of $0 from financing activities in the same period last year. The increase in cash outflows was primarily due to the decrease in amount due to a related party and repayment of bank loan.

Working Capital

Our working capital increased by $11,008,344 to $11,005,382 at June 30, 2008 as compared to net working capital deficit of $2,962 at June 30, 2007, primarily due to the addition cash obtained through the acquisition on August 27, 2007.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of June 30, 2008, but from time to time, we may identify new expansion opportunities for which there will be a need for use of cash.

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi (“RMB”), could adversely affect our financial results. During the period ended June 30, 2008, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency. All of our sales and expenses denominated in foreign currencies are denominated in the RMB. Our principal exchange rate risk therefore exists between the U.S. dollar and this currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Inflation

Inflation has not had a material impact on the Company's business in recent years.

Currency Exchange Fluctuations

All of the Company's revenues and a majority of its expenses in the six months ended June 30, 2008 are denominated in RMB, and are converted into US dollar at the exchange rate of 7.153 to 1. The value of the RMB-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars had generally been stable and RMB had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of RMB to the U.S. dollar. Under the new policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the RMB from the United States dollar. At the recent quarterly regular meeting of People's Bank of China, its Currency Policy Committee affirmed the effects of the reform on RMB exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of RMB has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

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

ITEM 4. CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer ("Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15e under the Exchange Act) within 90 days prior to the filing date of this report. Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company may from time to time be involved in various claims, lawsuits, and disputes with third parties, actions involving allegations of discrimination, or breach of contract actions incidental to the operation of its business. The Company is not currently involved in any such litigation that it believes could have a materially adverse effect on its financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no unregistered sales of equity securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There have been no material defaults for the quarter ended June 30, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5. OTHER INFORMATION

Change of Authorized Share of Capital Stock

On April 3, 2008, the Company amended its Articles of Incorporation to increase its authorized shares of the capital stock of the Company to 200,000,000 shares, of which 175,000,000 shares were to be designated as Common Stock and 25,000,000 shares were to be designated as Preferred Stock.

Name Change

On April 3, 2008, the Company amended its Articles of Incorporation to change its name to China Bottles Inc..

Conversion of Preferred Stock

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

Dated: August 14, 2008	CHINA BOTTLES, INC.

	By:	/s/ Chong Hui Zhao
Name: Chong Hui Zhao
		Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)