Form 10QSB/A
period 2007-09-30
China Bottles Inc
filed 2008-08-21
CIK 1156833

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

(Address of Principal Executive Offices)

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

This Form 10-QSB is being amended to revise and restate (i) the consolidated statements of income and comprehensive income to correct the reporting of basic and diluted earnings per share and basic and diluted weighted average shares outstanding; (ii)the consolidated statements of cash flows to reclassify certain items and to properly report the acquisition of three operating companies; and (iii) the footnotes to the financial statements to provide additional disclosures regarding the acquisition of three operating companies and to provide pro forma financial statements and disclosures associated with these acquisitions.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHINA BOTTLES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

September 30, 2007
(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$806,563
Accounts receivable, net	4,776,331
Amount due from a director	1,165,605
Inventories	6,956,046
Notes receivable	26,649
Prepaid expenses and other receivables	4,544,515
Total current assets	18,275,709

PROPERTY, PLANT & EQUIPMENT, NET	2,994,211
LAND USE RIGHT	199,076

TOTAL ASSETS	$21,468,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loan	$1,732,202
Accounts payable	2,578,041
Accrued expenses and other payables	1,598,007
Amount due to a director	56,299
Amount due to a related party	-
Notes payable	33,312
Customers deposits	5,108,454
Taxes payable	1,586,230
Total current liabilities	12,692,545

TOTAL LIABILITIES	$12,692,545

STOCKHOLDERS’ EQUITY
Preferred stock, Par value $0.001; 10,000,000 shares authorized; $0.001 par value; 5,000,000 shares issued and outstanding on September 30, 2007	$5,000
Common stock, Par value $0.001; 50,000,000 shares authorized; $0.001 par value; 50,000,000 shares issued and outstanding on September 30, 2007	50,000
Additional paid in capital	7,307,188
Retained earnings (Accumulated deficit)	639,289
Other comprehensive income	774,974
TOTAL STOCKHOLDERS’ EQUITY	$8,776,451
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,468,996

See accompanying notes to the consolidated financial statements

CHINA BOTTLES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)

	For the Nine Months Ended, September 30		For the Three Months Ended September 30,
	2007	2006	2007	2006

REVENUE	$2,514,001	$-	$2,484,959	$-

COST OF SALES	1,572,227	-	1,552,467	-

GROSS MARGIN	941,774	-	932,492	-

EXPENSES
General & Administrative	199,135	872	153,522	-
Sales & Marketing	94,209	-	92,201	-
Finance	8,475	-	8,186	-

TOTAL OPERATING EXPENSES	301,819	872	253,909	-

OPERATING INCOME (LOSS)	639,955	(872)	678,583	-

OTHER INCOME (EXPENSE)				-
Sales of scrap	22,670	-	22,670	,
Sales of material	3,604	-	3,604	,
Bank interest income	2,342	-	2,342	,
Settlement of debts	59,346		-
Other income (expense)	8,695	-	8,695	,
	96,657	-	37,311	,

PROFIT (LOSS) BEFORE TAXES	736,612	(872)	715,894	-

PROVISION FOR TAXATION	88,490	-	88,490	-

NET INCOME (LOSS)	$648,122	$(872)	$627,404	$-

OTHER COMPREHENSIVE INCOME

Gain on Foreign Exchange Translation	774,974	-	774,974	-

COMPREHENSIVE INCOME (LOSS)	$1,423,096	$(872)	$1,402,378	$-

NET INCOME PER SHARE -BASIC	$0.01	$-	$0.01	$-

WEIGHTED AVERAGE SHARES - BASIC	50,000,000	50,000,000	50,000,000	50,000,000

NET INCOME PER SHARE - DILUTED	$0.01	$-	$0.01	$-

WEIGHTED AVERAGE SHARES - DILUTED	75,000,000	50,000,000	75,000,000	50,000,000

See accompanying notes to the consolidated financial statements

CHINA BOTTLES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006

Cash Flows From Operating Activities:
Net income (Loss)	$648,122	$(872)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	42,827	-
Amortization of land use rights	496	-
Changes in operating Assets and liabilities:
Decrease in accounts receivable	634,873	-
Increase in inventories	(336,704)	-
Increase in notes receivable	(26,649)	-
Decrease in prepaid expenses and other receivable	970,023	-
Decrease in accounts payable	(1,002,293)	-
Decrease in accrued expenses and other payables	(504,840)	872
Decrease in notes payable	(13,074)	-
Decrease in customers deposits	(418,735)	-
Decrease in taxes payable	(4,357,574)	-
Net cash used in operating activities	(4,363,528)	-

Cash Flows From Investing Activities:
Acquisition of Fogang companies, net of cash acquired of $5,239,664	-
Net cash used in investing activities	-

Cash Flows From Financing Activities:
Proceeds from bank loans	671,939	-
Increase in amount due from a director	(788,148)	-
Cash acquired in Fogang acquisitions	5,239,664
Net cash provided from financing activities	5,123,455	-

Net increase in cash	759,927	-

Effect of foreign exchange rate changes	46,636	-

Cash at Beginning of Period	-	-

Cash at the End of Period	$806,563	$-

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

On August 16, 2007 CVDL acquired a 100% equity interest in Guozhu Holdings Limited. This acquisition was accounted for as a reverse merger with Guozhu Holdings being the accounting acquirer and effected a recapitalization of Guozhu Holdings Limited. After the transaction, Guozhu continued its operations under the name of China Valley Development Limited.

Guozhu Holdings Limited was formed in August of 2007 and prior to the business combination with CVDL described above, Guozhu acquired a 100% equity interest in three operating companies located in the PRC (Peoples Republic of China). The acquisitions of these three operating companies have been accounted for under the purchase method of accounting following guidelines and methods outlined in SFAS 141 “Business Combinations”. The companies acquired by Guozhu which are included in the consolidated statements of Hutton as of September 30, 2007 are listed below:

Fogang Guozhu Plastics Company Ltd.
Fogang Guozhu Blowing Equipment Company Ltd (through Excellent Frame Investments, Ltd, a 100% subsidiary of Guozhu Holdings)
Fogagn Guozhu Precision Mold Co. Ltd

These companies are engaged in the manufacturing of beverage bottle production equipment as well as providing molds and bottle production services for a variety of customers. The accompanying unuadited consolidated financial statements include the accounts of these operating companies. All significant intercompany balances and transactions have been eliminated.

The details of the acquisitions made by the Company are noted below:

Acquisition of Fogang Guozhu Plastics Company Limited (“Guozhu Plastics”)

On August 16, 2007, Guozhu Holdings Limited, a wholly-owned subsidiary of the Company, acquired 100% of the equity of Guozhu Plastics for a total cash consideration of $1,910,934. Guozhu Plastics produces beverage bottle and is located in Fogang, (southern) PRC.

The following table represents the preliminary allocation of the acquisition cost to the net assets acquired based on their respective estimated fair values at the date of acquisition. The purchase price allocation is subject to refinement.

Cash and cash equivalents	$51,925
Accounts receivable	323,006
Inventories	298,751
Prepayments, deposits and other receivables	1,274,666
Plant and equipment	1,333,833
Land use right	198,345
TOTAL ASSETS PURCHASED	3,480,526
Accounts payables	244,613
Amount due to a director	176,519
Customers deposits	345,705
Other payables and accrued expenses	548,788
Taxes payable	253,967
TOTAL LIABILITIES ASSUMED	1,569,592
TOTAL CONSIDERATION	$1,910,934

Acquisition of Fogang Guozhu Blowing Equipment Company Limited (“Guozhu Blowing Equipment”)

On August 16, 2007, Excellent Fame Investments Limited, a wholly-owned subsidiary of the Company, acquired 100% of the equity of Guozhu Blowing Equipment for a total cash consideration of $2,771,971. Guozhu Blowing Equipment produces beverage bottle production machineries and is located in Fogang, (southern) PRC.

The following table represents the preliminary allocation of the acquisition cost to the net assets acquired based on their respective estimated fair values at the date of acquisition. The purchase price allocation is subject to refinement.

Cash and cash equivalents	$5,077,865
Accounts receivable	1,698,712
Inventories	4,176,139
Prepayments, deposits and other receivables	2,677,906
Plant and equipment	438,244
TOTAL ASSETS PURCHASED	14,068,866
Accounts payables	1,985,651
Amount due to a director	630,506
Customers deposits	3,074,490
Notes payable	46,386
Other payables and accrued expenses	2,108,724
Short term loan	1,060,257
Taxes payable	2,390,881
TOTAL LIABILITIES ASSUMED	11,296,895
TOTAL CONSIDERATION	$2,771,971

Acquisition of Fogang Guozhu Precision Mold Company Limited (“Guozhu Precision Mold”)

On August 16, 2007, Guozhu Holdings Limited, a wholly-owned subsidiary of the Company, acquired 100% of the equity of Guozhu Precision Mold for a total cash consideration of $3,439,909. Guozhu Precision Mold produces perform injection mold and blowing mold and is located in Fogang, (southern) PRC.

The following table represents the preliminary allocation of the acquisition cost to the net assets acquired based on their respective estimated fair values at the date of acquisition. The purchase price allocation is subject to refinement.

Cash and cash equivalents	$109,874
Accounts receivable	3,389,457
Amount due from a director	1,128,181
Inventories	2,144,417
Prepayments, deposits and other receivables	1,373,320
Plant and equipment	1,428,432
TOTAL ASSETS PURCHASED	9,573,681
Accounts payables	1,335,443
Customers deposits	2,106,964
Other payables and accrued expenses	2,691,365
TOTAL LIABILITIES ASSUMED	6,133,772
TOTAL CONSIDERATION	$3,439,909

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

(l) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2007, the Company has 5,000,000 shares of Series A Convertible Preferred Stock issued and outstanding and each share of Preferred Stock is convertible into 5 shares of the Company’s common stock.

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

(q) Land Use Rights

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

NOTE 15 - PREFERRED STOCK

The Company has 10,000,000 shares of Series A Convertible Preferred Stock authorized. The Company has 5,000,000 shares of Series A Convertible Preferred Stock issued and outstanding at $0.001 par value per share (the “Preferred Stock”).

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

As of September 30, 2007, none of the shares of Preferred Stock was converted into common shares of the Company. The 5,000,000 preferred shares were valued by management at $30.00 per share as part of the acquisition of CVDL as noted in footnote 1 above. In addition the preferred share agreement indicates that the option to convert the preferred shares to common shares can only be effected when the Company has sufficient shares authorized to settle the preferred share conversion agreement. Management has determined that the convertible preferred stock does not contain a beneficial conversion feature. For purposes of the computation of earnings per share and weighted average shares outstanding, the Company has considered that the conversion of the preferred stock to common shares would be dilutive to the common shareholders and thus the Company has reflected the conversion of the common shares in the dilutive earnings per share and dilutive weighted average shares outstanding calculations.

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

NOTE 17 – PRO FORMA FINANCIAL STATEMENTS - BUSINESS ACQUISITIONS

As indicated in Note 2 above the Company acquired three separate operating companies in August of 2007. The following pro forma financial statements are presented to report the operations of the Company as if the acquisition had occurred on the first day of the reporting period.

On August 16, 2007 China Valley Development Limited, a British Virgin Islands company (“CVDL”) acquired 100% equity interest of Fogang Guozhu Plastics Co. Ltd., Fogang Guozhu Blowing Equipment Co. Ltd. and Fogang Guozhu Precision Mold Co. Ltd. through acquisition of 100% equity of Guozhu Holdings Limited, a Hong Kong company (“Guozhu Holdings”) These three subsidiaries were acquired by Guozhu Holdings in 2007 in three separate transactions and were accounted for using the purchase method of accounting. The controlling ownership of Guozho Holdings did not change when these subsidiaries were acquired. These three companies have been consolidated with the Company as of August 16, 2007 following guidelines of GAAP and following the purchase price accounting methods for business combinations as outlined in SFAS 141 “Business Combinations”.

On August 27, 2007, the Company acquired 100% ownership interest in CVDL. For accounting purposes such share exchange was treated as an acquisition of the Company by, and a re-capitalization of, CVDL. CVDL is the accounting acquirer and the results of its operations carry over under reverse merger accounting.

The following tables show supplemental information of the results of operations of the Company on a pro forma basis for the quarter and period ended September 30, 2006 and 2007 as if the acquisitions of Guozhu Holdings (and hence Fogang Guozhu Plastics Co. Ltd., Fogang Guozhu Blowing Equipment Co. Ltd. and Fogang Guozhu Precision Mold Co. Ltd.) by CVDL had been completed at January 1, 2006 and 2007, respectively.

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results. The pro forma calculations do not reflect any synergies that might be achieved from combining the operations.

CHINA BOTTLES INC.
UNAUDITED PRO-FORMA COMBINED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2006

	Hutton Historical	China Valley Historical	Guozhu Holding Historical (*)	Pro forma Adjustment	Pro forma Combined

REVENUE	$68,048	$-	$7,659,248	$-	$7,727,296

COST OF SALES	29,999	-	4,940,701	-	4,970,700

GROSS MARGIN	38,049	-	2,718,547	-	2,756,596

EXPENSES
Sales and marketing	2,555	-	153,511	-	156,066
General and administrative	53,479	-	139,828	-	193,307
TOTAL EXPENSES	59,034	-	293,339	-	349,373

OPERATING LOSS / INCOME	(17,985)	-	2,425,208	-	2,407,233

OTHER INCOME	-	-	50,181	-	50,181

INTEREST INCOME / EXPENSES	(63)	-	(20,680)	-	(20,743)

LOSS / INCOME BEFORE TAXES	(18,048)	-	2,454,709	-	2,436,661

PROVISION FOR TAXATION	-	-	594,907	-	594,907

NET LOSS / INCOME	(18,048)	-	1,859,802	-	1,841,754

OTHER COMPREHENSIVE INCOME
Gain on Foreign Exchange Translation	-	-	103,502	-	103,502

COMPREHENSIVE LOSS / INCOME	$(18,048)	$-	$1,756,300	$-	$1,738,252

* Guozhu Holding historical includes the unaudited financials of the operations of Fogang Guozhu Plastics Co. Ltd., Fogang Guozhu Blowing Equipment Co. Ltd. and Fogang Guozhu Precision Mold Co. Ltd. in the reporting period

CHINA BOTTLES INC.
UNAUDITED PRO-FORMA COMBINED STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED SEPTEMBER 30, 2006

	Hutton Historical	China Valley Historical	Guozhu Holding Historical (*)	Pro forma Adjustment	Pro forma Combined

REVENUE	$256,576	$-	$20,856,734	$-	$21,113,310

COST OF SALES	107,848	-	12,936,081	-	13,043,929

GROSS MARGIN	148,728	-	7,920,653	-	8,069,381

EXPENSES
Sales and marketing	(10,495)	-	568,900	-	558,405
General and administrative	149,928	-	408,680	-	558,608
TOTAL EXPENSES	139,433	-	977,580	-	1,117,013

OPERATING LOSS / INCOME	9,295	-	6,943,073	-	6,952,368

OTHER INCOME	-	-	167,676	-	167,676

INTEREST INCOME / EXPENSES	180	-	(20,680)	-	(20,500)

LOSS / INCOME BEFORE TAXES	9,475	-	7,090,069	-	7,099,544

PROVISION FOR TAXATION	-	-	1,603,133	-	1,603,133

NET LOSS / INCOME	9,475	-	5,486,936	-	5,496,411

OTHER COMPREHENSIVE INCOME
Gain on Foreign Exchange Translation	-	-	(57,580)	-	(57,580)

COMPREHENSIVE LOSS / INCOME	$9,475	$-	$5,429,356	$-	$5,438,831

* Guozhu Holding historical includes the unaudited financials of the operations of Fogang Guozhu Plastics Co. Ltd., Fogang Guozhu Blowing Equipment Co. Ltd. and Fogang Guozhu Precision Mold Co. Ltd. in the reporting period

CHINA BOTTLES INC.
UNAUDITED PRO-FORMA COMBINED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

	Hutton Historical	China Valley Historical	Guozhu Holding Historical (*)	Pro forma Adjustment	Pro forma Combined

REVENUE	$8,704	$-	$3,991,532	$-	$4,000,236

COST OF SALES	-	-	3,007,264	-	3,007,264

GROSS MARGIN	38,049	-	984,268	-	992,972

EXPENSES
Sales and marketing	-	-	209,381	-	209,381
General and administrative	23,549	-	280,978	-	304,527
TOTAL EXPENSES	23,549	-	490,359	-	513,908

OPERATING LOSS / INCOME	(14,845)	-	493,909	-	479,064

OTHER INCOME	-	-	74,518	-	74,518

INTEREST INCOME / EXPENSES	-	-	(9,807)	-	(9,807)

LOSS / INCOME BEFORE TAXES	(14,845)	-	558,620	-	543,775

PROVISION FOR TAXATION	-	-	315,118	-	315,118

NET LOSS / INCOME	(14,845)	-	243,502	-	228,657

OTHER COMPREHENSIVE INCOME
Gain on Foreign Exchange Translation	-	-	316,808	-	316,808

COMPREHENSIVE LOSS / INCOME	$(14,845)	$-	$560,310	$-	$545,465

*
Guozhu Holding historical includes the unaudited financials of the operations of Fogang Guozhu Plastics Co. Ltd., Fogang Guozhu Blowing Equipment Co. Ltd. and Fogang Guozhu Precision Mold Co. Ltd. in the reporting period

CHINA BOTTLES INC.
UNAUDITED PRO-FORMA COMBINED STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED SEPTEMBER 30, 2007

	Hutton Historical	China Valley Historical	Guozhu Holding Historical (*)	Pro forma Adjustment	Pro forma Combined

REVENUE	$37,746	$-	$21,097,063	$-	$21,134,809

COST OF SALES	19,760	-	13,695,173	-	13,714,933

GROSS MARGIN	17,986	-	7,401,890	-	7,419,876

EXPENSES
Sales and marketing	2,008	-	758,348	-	760,356
General and administrative	68,290	-	792,172	-	860,462
TOTAL EXPENSES	70,298	-	1,550,520	-	1,620,818

OPERATING LOSS / INCOME	(52,312)	-	5,851,370	-	5,799,058

OTHER INCOME	59,346	-	332,850	-	392,196

INTEREST INCOME / EXPENSES	(289)	-	(28,512)	-	(28,801)

LOSS / INCOME BEFORE TAXES	6,745	-	6,115,708	-	6,162,453

PROVISION FOR TAXATION	-	-	1,559,301	-	1,559,301

NET LOSS / INCOME	6,745	-	4,596,407	-	4,603,152

OTHER COMPREHENSIVE INCOME
Gain on Foreign Exchange Translation	-	-	383,110	-	383,110

COMPREHENSIVE LOSS / INCOME	$6,745	$-	$4,979,517	$-	$4,986,262

*
Guozhu Holding historical includes the unaudited financials of the operations of Fogang Guozhu Plastics Co. Ltd., Fogang Guozhu Blowing Equipment Co. Ltd. and Fogang Guozhu Precision Mold Co. Ltd. in the reporting period

NOTE 18 – RESTATEMENT OF FINANCIAL STATEMENTS AND FOOTNOTES

The Income Statement for the three and nine months ended September 30, 2007 have been restated to reflect a change in the Basic and Diluted Earnings per Share and the Basic and Diluted Weighted Average Shares Outstanding.  Prior to the restatement, the Company had reported that the Basic and Dilutive Earnings Per Share and the Basic and Dilutive Weighted Average Shares Outstanding were the same amounts.  The Company had not included the conversion feature associated with the issuance of the Preferred Stock.  The effects of the restatement are indicated in the table below.  The amounts are reported for the three and nine months ended September 30, 2007.

Adjustment	Restated Amounts	As Originally Reported	Restatement
Basic Earnings per share	$0.01	$0.01	-
Diluted earnings per share	$0.01	$0.01	-
Basic Weighted Average Shares Outstanding	50,000,000	50,000,000	-
Diluted Weighted Average Shares Outstanding	75,000,000	50,000,000	25,000,000

The Statement of Cash Flows have been restated to make reclassifications in the amounts reported and to report the acquisitions of three operating companies (see Note 2) as Cash Flows Used In Investing Activities

The footnotes to the financial statements have been restated to provide additional disclosures relating to the acquisition of the three operating companies (see Note 2) in accordance with SFAS No. 141 and to provide pro forma financial information (see Note 17) with regards to these business acquisitions

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations - Three Months Ended September 30, 2007 as Compared to Three Months Ended September 30, 2006 (for the pro forma results as stated in Note 17 to the financial statements)

The following table summarizes the results of our operations during the three months periods ended September 30, 2007 and 2006, and provides information regarding the dollar and percentage increase or (decrease) from the three months period ended September 30, 2007 to the three months period ended September 30, 2006.

	Three months ended September 30,
	2007	2006	Increase	% increase

Revenue	$4,000,236	$7,727,296	(3,727,060)	(48)%
Cost of Goods Sold	3,007,264	4,970,700	(1,963,436)	(40)%
Gross Profit	992,972	2,756,596	(1,763,624)	(64)%
Sales and Marketing Expenses	209,381	156,066	53,315	34%
General and Administrative Expenses	304,527	193,307	111,220	58%
Finance Charge	9,807	20,743	(10,936)	(53)%
Total Operating Expenses	523,715	370,116	153,599	42%
Income from Operation	469,257	2,386,480	(1,917,223)	(80)%
Other Income (expense)	74,518	50,181	24,337	48%
Income before Income Tax	543,775	2,436,661	(1,892,886)	(78)%
Provision for Taxes	315,118	594,907	(279,789)	(47)%
Net income	228,657	1,841,754	(1,613,097)	(88)%

Revenues

Sales revenue decreased from $7,272,296 for the three months period ended September 30, 2006 to $4,000,236 for the same period of 2007, a decrease of 3,727,060 or 48%.

The decrease in revenue was mainly due to delay of more advanced high speed automatic blowing machines rollout which held up customer orders in the first half of the quarter. The revenue returned to normal in the second half of the quarter and partly recovered the loss of revenue occurred in the first half of the quarter.

Cost of goods sold and gross profit

Cost of goods sold for the three months period ended September 30, 2007 was $3,007,264, a decrease of $1,963,436 or 40% compared to $4,970,700 of the same period in 2006. The decrease of cost of good was a result of decrease in sales.

Our gross profit decreased $1,763,624, or 64%, to $992,972 for the quarter ended September 30, 2007 from $2,756,596 during the same period in 2007. Gross profit as a percentage of revenue was 24% for the third quarter of 2007, a decrease of 12% from 36% during the same period in 2006. Such decrease was mainly due to the increase in price level of raw material cost and direct labor cost and increase in sales discount offered to customers.

Sales and marketing

Selling and marketing expenses, including distribution expenses increased from $156,066 in the third quarter of 2006 to $209,381 for the same period of 2007, or an increase of 53,315.

The increase in the selling and marketing expenses is primary due to the increase in advertising, marketing and exhibition cost and traveling cost because of the increase in sales activities and participation of exhibitions in the third quarter of 2007. The selling and marketing expenses for the third quarter of 2007 mainly consisted of advertising, marketing and exhibition cost and traveling expenses.

General and Administrative

General and administrative expenses increased from $193,307 for the three months period ended September 30, 2006 to $304,527 for the same period of 2007, or an increase of 111,220.

The increase in general and administrative expenses in the third quarter of 2007 compared to that of the same period of 2006 was primarily due to the expansion of operation which led to the increase in staff cost, traveling and entertainment and due to the listing exercise which incurred more legal and professional cost. The general and administrative expenses for the third quarter of 2007 mainly consisted of staff cost, traveling and entertainment and legal and professional cost.

Income before income tax and income taxes expenses

Income before income tax was $543,775 for the third quarter of 2007 compared to $2,436,661 for the same period of 2006, representation a decrease of $1,892,886. The decrease was mainly due to the decrease in revenue and increase in operating expenses.

Provision for taxation for the three months period ended September 30, 2007 was $315,118, compared to $594,907 for the three months period ended September 30, 2006. The Company’s effective tax rate for the second quarter of 2008 was 58.0%.

Net income

Net income for the third quarter of 2007 was $228,657, representing a decrease of $1,631,097 from the same period in 2006. The decrease was mainly due to the decrease in revenue, increase in operating expenses and hence net income because of the delay of new products introduction which held up customer orders. Net margin for the third quarter of 2007 was 5.7%

Results of Operations - Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006 (for the pro forma results as stated in Note 17 to the financial statements)

The following table summarizes the results of our operations during the nine months periods ended September 30, 2007 and 2006, and provides information regarding the dollar and percentage increase or (decrease) from the nine months period ended September 30, 2007 to the nine months period ended September 30, 2006.

	Nine months ended September 30,
	2007	2006	Increase	% increase

Revenue	$21,134,809	$21,113,310	21,499	0%
Cost of Goods Sold	13,714,933	13,043,929	671,004	5%
Gross Profit	7,419,876	8,069,381	(649,505)	(8)%
Sales and Marketing Expenses	760,356	558,405	201,951	36%
General and Administrative Expenses	860,462	558,608	301,854	54%
Finance Charge	209,849	20,500	189,349	924%
Total Operating Expenses	1,649,619	1,137,513	512,106	45%
Income from Operation	5,770,257	6,931,868	(1,161,611)	(17)%
Other Income (expense)	392,196	167,676	224,520	134%
Income before Income Tax	6,162,453	7,099,544	(937,091)	(13)%
Provision for Taxes	1,559,301	1,603,133	(43,832)	(3)%
Net income	4,603,152	5,496,411	(893,259)	(16)%

Revenues

Sales revenue increased from $21,113,310 for the nine months period ended September 30, 2006 to $21,134,809 for the same period of 2007, an increase of 21,499.

The revenues for periods of nine months end September 30, 2007 and 2006 were similar as the growth of revenue in the first two quarter of 2007 due to the great demand of the company’s products were offsets by the great decrease of revenue in the third quarter of 2007 due to the delay of customer orders.

Cost of goods sold and gross profit

Cost of goods sold for the nine months period ended September 30, 2007 was $13,714,933, an increase of $671,004 or 5% compared to $13,043,929 for the same period in 2006. The increase of cost of good was a result of increase in price level of production cost especially in cost of raw material and direct labor cost.

Our gross profit decreased $649,505, or 8%, to $7,419,876 for the nine months period ended September 30, 2007 from $8,069,381 during the same period in 2006. Gross profit as a percentage of revenue was 35% for the nine month period ended September 30, 2007, a decrease of 3% from 35% during the same period in 2006. Such decrease was mainly due to the increase in price level of raw material cost and direct labor cost.

Sales and marketing

Selling and marketing expenses, including distribution expenses increased from $558,405 in the nine months period ended September 30, 2006 to $760,356 for the same period of 2007, or an increase of 201,951.

The increase in the selling and marketing expenses is primary due to the increase in advertising, marketing and exhibition cost and traveling cost because of the increase in sales activities and participation of more exhibitions in the first nine months of 2007. The selling and marketing expenses for the first nine months of 2007 mainly consisted of advertising, marketing and exhibition cost and traveling expenses.

General and Administrative

General and administrative expenses increased from $558,608 for the nine months period ended September 30, 2006 to $860,462 for the same period of 2007, or an increase of 301,854.

The increase in general and administrative expenses in the nine months period ended September 30, 2007 compared to that of the same period of 2006 was primarily due to the expansion of operation which led to the increase in staff cost, traveling and entertainment. The general and administrative expenses for the nine months period ended September 30, 2007 mainly consisted of staff cost, traveling and entertainment.

Income before income tax and income taxes expenses

Income before income tax was $6,162,453 for the nine months period of 2007 compared to $7,099,544 for the same period of 2006, representation a decrease of $937,091. The decrease was mainly due to the increase in operating expenses and increase in price level of production cost.

Provision for taxation for the nine months period ended September 30, 2007 was $1,559,301, compared to $1,603,133 for the same period of 2006. The Company’s effective tax rate for the nine months period ended September 30, 2007 was 25.3%.

Net income

Net income for the nine months period ended September 30, 2007 was $4,603,152, representing a decrease of $893,259 from the same period in 2006. The decrease was mainly due to the increase in operating expenses and price level of production cost. Net margin for the nine months period ended September 30, 2007 was 21.7%.

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

HUTTON HOLDINGS CORPORATION

Dated: August 20, 2008	By:	/s/ Chong Hui Zhao
Name: Chong Hui Zhao
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)