Form 10KSB/A
period 2007-12-31
China Bottles Inc
filed 2008-08-21
CIK 1156833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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

As of April 11, 2008 , the registrant had 75,000,000 shares of Common Stock ($ 0.001 par value) issued and outstanding.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one):   Yes ☐  No ☐

This Form 10-KSB is being amended to revise and restate (i) the consolidated statements of income and comprehensive income to correct the reporting of basic and diluted earnings per share and basic and diluted weighted average shares outstanding; (ii)the consolidated statements of cash flows to reclassify certain items and to properly report the acquisition of three operating companies; (iii) the footnotes to the financial statements to provide additional disclosures regarding the acquisition of three operating companies and to provide pro forma financial statements and disclosures associated with these acquisitions; and (iv) the Statement of Changes in Stockholders Equity to correct the reporting of the business acquisitions the occurred during the year.

PART I

FORWARD LOOKING STATEMENTS

In this annual report references to " China Bottles ,"" the Company ,"  "we," "us," and "our" refer to China Bottles, Inc. and its subsidiaries.

This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which China Bottles may participate, competition within China Bottles ’ chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

History

The Company was incorporated under the laws of the State of Nevada on February 26, 2001, as Geraco, Inc. On December 15 , 2004, the Company changed its name to Hutton Holdings Corporation. On April 3, 2008, the Company changed its name to China Bottles, Inc.

On August  26, 2007, we entered into an Agreement for Share Exchange (the “Agreement”) with China Valley Development Limited, a British Virgin Islands company (“CVDL”) and Cai Yingren and Wu Wen, individually, the owners and shareholders of CVDL (the “Shareholders”)

Pursuant to the terms of the Agreement, we acquired a 100% ownership interest in CVDL in exchange for the issuance to the Shareholders of 29,750,000 shares of common stock (the “Common Stock”) and 5,000,000 shares of Series A Preferred Stock (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock was convertible into five shares of common Stock, subject to the availability of the shares of Common Stock. The share exchange took place according to the terms of the Agreement and in accordance with applicable law.  Immediately following completion of the transaction through the issuance of the e xchange s hares, we had a total of approximately 50,000,000 shares of its common stock and 5,000,000 shares of Series A Preferred Stock issued and outstanding.  On April 3, 2008, we amended our Articles of Incorporation to increase the number of shares that we are authorized to issue to 175,000,000 shares of Common Stock and 25,000,000 shares of Preferred Stock.

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

Acquisition of Guozhu Group

We are a company with expertise in production of beverage bottle which mainly is made of PET (Polyethylene terephthalate), a type of plastic with desirable characteristics for packaging including clear and wide range of color and shape, tough, good resistance to heat, moisture, dilute acid, and recyclable. We produce, market and sell full range of beverage bottle production machineries including high speed injection molding machines, semi-automatic and high speed automatic plastics stretch blow molding machines, infrared ray perform heater, label heat shrinker and perform injection mold and blowing mold. We also provide bottle production service. We now are selling our machines using the brand name “ Guo Zhu ”.

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

We also have the rights to our trademark which composes of our logo and the Chinese words “ Guo Zhu” in China.

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

ITEM 4 . SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 27, 2007 , the Board of Directors of the Company as well as the stockholders of a majority of the outstanding shares of the Company’s common and preferred stock approved by written consent, (i) the amendment of the Company’s Articles of Incorporation to increase the number of authorized shares of the capital stock of the Company to 200,000,000 shares, of which 175,000,000 shares were to be designated as Common Stock and 25,000,000 shares were to be designated as preferred stock (“Capital Increase Amendment”), and (ii) the amendment of the Company’s Articles of Incorporation to change the name of the Company to China Bottles, Inc (“Name Change Amendment”). On or about March 7, 2008, the Company mailed to its stockholders, an Information Statement disclosing the approval of the Capital Increase Amendment and the Name Change Amendment. On April 3, 2008, the Company amended its Articles of Incorporation to change its name to China Bottles, Inc and to increase its authorized capital as described above.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 31 , 2005, our shares were cleared for trading on the National Association of Securities Dealers (NASD) Over-the-Counter Bulletin Board (OTCBB) under the symbol “HTTH”.

The aggregate market value of our common equity held by non-affiliates based upon the average bid and ask price of such common equity on April 11, 2008, as reported by OTCBB was approximately $ 121,500,000

 We have not declared dividends on our Common Stock and do not anticipate paying dividends on our Common Stock in the foreseeable future. There were no reported bids for our Common Stocks during 2006 and the first quarter of 2007.

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

Transfer Agent and Registrar .

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

Our cash outflows used in investing activities amounted to $ 3,895,239 for the year ended December 31, 2007. During the year, we purchased equipment and land use right for our expansion of production capacity.

Our cash inflows from financing activities amounted to $ 4,133,956 for the year ended December 31, 2007. During the year, we received two short-term bank loans and obtained addition cash through the acquisition in August 2007.

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

Results of Operations (for the pro forma results as stated in Note 18 to the financial statements)

The following table summarizes the results of our operations during the year periods ended December 31, 2007 and 2006, and provides information regarding the dollar and percentage increase or (decrease) from the year period ended December 31, 2007 to the one-year period ended December 31, 2006.

	Year ended December 31,
	2007	2006	Increase	% increase

Revenue	$42,371,011	$26,098,660	16,272,351	62%
Cost of Goods Sold	28,625,056	18,649,269	9,975,787	53%
Gross Profit	13,745,955	7,449,391	6,296,564	85%
Sales and Marketing Expenses	1,047,086	1,008,354	38,732	4%
General and Administrative Expenses	1,583,227	562,468	1,020,759	181%
Total Operating Expenses	2,630,313	1,570,822	1,059,491	67%
Income from Operation	11,115,642	5,878,569	5,237,073	89%
Other Income (expense)	717,682	735,736	(18,054)	(2)%
Interest Income (expense)	(95,017)	(27,888)	(67,129)	241%
Income before Income Tax	11,738,307	6,586,417	5,151,890	78%
Provision for Taxes	2,727,625	2,072,331	655,294	32%
Net income	9,010,682	4,514,086	4,496,596	100%

Revenues

Sales revenue increased from $26,098,660 for the year of 2006 to $42,371,011 for the year of 2007, an increase of 16,272,351 or 62% to that of the year 2006.

The increase in revenue was mainly due to the increase in market acceptance of our products, particular in those high-end products and the growing demand from the booming drink and beverage industry in China. In the period, middle sized or above bottle drinks production companies continued to upgrade their production lines to high speed machines in order to satisfy the growing demand of bottles drinks in the consumer market in China.

Cost of goods sold and gross profit

Cost of goods sold for the year ended December 31, 2007 was $28,625,056, an increase of $9,975,787 or 53% compared to $18,649,269 of the same period in 2006. The increase of cost of good sold for the year of 2007 as compared that of 2006 was a result of increase in sales.

Our gross profit increased $6,296,564, or 85%, to $13,745,955 for the year ended December 31, 2007 from $7,449,391 during the same period in 2006. Gross profit as a percentage of revenue was 32% for the year of 2007, an increase of 4% from 28% during the same period in 2006. Such increase was mainly contributed by the introduction of new blowing machines with enhanced features in the third quarter of 2007 which has a higher gross margin because of higher selling prices with similar costs structures as models.

Sales and marketing

Selling and marketing expenses, including distribution expenses increased from $1,008,354 in the year of 2006 to $1,047,086 in the year of 2007, or an increase of 38,732.

The selling and marketing expenses is similar in the year of 2007 and 2006. The selling and marketing expenses for the year of 2007 mainly consisted of advertising, marketing and exhibition cost and traveling expenses.

General and Administrative

General and administrative expenses increased from $562,468 in the year of 2006 to $1,583,227 in the year of 2007, or an increase of 1,020,759.

The increase in general and administrative expenses in the year of 2007 compared to that of 2006 was mainly due to the expansion of operation which led to the increase in staff cost, traveling and entertainment and due to the listing exercise done in August 2007 and its continuous obligation which incurred more legal and professional costs. The general and administrative expenses for the year of 2007 mainly consisted of staff cost, traveling and entertainment and legal and professional cost.

Income before income tax and income taxes expenses

Income before income tax was $11,738,307 for the year of 2007 compared to $6,586,417 for the year of 2006, representation an increase of $5,151,890. The increase was mainly due to the increase in revenue.

Provision for taxation for the year of 2007 was $2,727,625, compared to $2,072,331 for the year ended December 31, 2006. The Company’s effective tax rate for the year of 2007 was 23.2%.

Net income

Net income for the year of 2007 was $9,010,682, representing an increase of $4,496,596 from the same period in 2006. The increase was mainly due to the increase in revenue and hence net income because of the increase in sale of automatic blowing machines and the molds because of the increasing demand of bottle packaging machinery by drinks and beverage industry. Net margin for the year of 2007 was 21.3%

Off-Balance Sheet Arrangements

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
Director

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth as of April 11, 2008, certain information regarding the beneficial ownership of our common stock, by each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each of our directors, each of our named executive officers, and all executive officers and directors as a group. Under the SEC rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power. In addition, beneficial ownership includes any shares that the individual has the right to acquire within 60 days . Unless otherwise indicated, each person listed below has sole investment and voting power (or shares such powers with his or her spouse).

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

Audit Fees

During the fiscal year ended December 31, 2007, the fees for our principal accountant were $88,500 , which was composed of $6,110 for quarterly reviews, $73,690 for the preparation of this annual report on Form 10-KSB, and $8,700 f or the audit of the financial statements filed with the current report on Form 8-K filed with the SEC.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of August, 2008.

Date: August 20, 2008

CHINA BOTTLES, INC.

By:	/s/ Chonghui Zhao
Chonghui Zhao Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: August 20, 2008

/s/ Chonghui Zhao
Chonghui Zhao Chief Executive Officer and Chief Financial Officer (Principal Executive, Accounting and Financial Officer)

Date: August 20, 2008
/s/ Yingren Cai
Yingren Cai
Director

Date: August 20, 2008
/s/ Wen Wu
Wen Wu
Director

Date: August 20, 2008

Lei Shan Leung
Director

CHINA BOTTLES, INC. AND SUBSIDIARIES
(Formerly Hutton Holdings Corporation)

Board of Directors
China Bottles, Inc. and Subsidiaries
(Formerly Hutton Holdings Corporation)

REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

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

The financial statements have been restated to correct an accounting error in the reporting of a business combination that occurred during the year. The restatement adjustments are outlined in Note 19 to the financial statements.

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
April 12, 2008, except Note 19 which is dated August 18, 2008
Salt Lake City, Utah

CONSOLIDATED FINANCIAL STATEMENTS

CHINA BOTTLES, INC. AND SUBSIDIARIES
(Formerly Hutton Holdings Corporation)
CONSOLIDATED BALANCE SHEETS

	(Restated) December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalent	1,375,786	$-
Accounts receivable, net of allowance for doubtful accounts	1,494,539	-
Inventories	6,737,712	-
Prepaid expenses and other receivables	2,112,535	-
Total current assets	11,720,572

PROPERTY, PLANT & EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	3,636,505	-

LAND USE RIGHTS, NET OF ACCUMULATED AMORTIZATION	229,689	-
TOTAL ASSETS	$15,586,766	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Short-term bank loans	1,777,389	$-
Accounts payable	1,244,801	-
Accrued expenses and other payables	904,791	2,090
Amount due to a related party	3,508,083	-
Customers deposits	650,652	-
Taxes payable	1,001,257	-
Total current liabilities	9,086,973	2,090

TOTAL LIABILITIES	$9,086,973	$2,090

COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, Par value $0.001; 25,000,000 shares authorized; $0.001 par value; 5,000,000 shares issued and outstanding on December 31, 2007	$5,000	$50,000
Common stock, Par value $0.001; 175,000,000 shares authorized; $0.001 par value; 50,000,000 shares issued and outstanding on December 31, 2007	50,000	(50,000)
Additional paid in capital	2,301,567	-
Retained earnings (Accumulated deficit)	3,743,867	(2,090)
Other comprehensive income	399,359	-
TOTAL STOCKHOLDERS’ EQUITY	6,499,793	$(2,090)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	15,586,766	$-

See accompanying notes to the consolidated financial statements

CHINA BOTTLES, INC. AND SUBSIDIARIES
(Formerly Hutton Holdings Corporation)
CONSOLIDATED STATEMENTS OF INCOME &
COMPREHENSIVE INCOME
(RESTATED)

	For the Year Ended December 31,
	2007	2006
REVENUE	$22,501,627		$-

COST OF SALES	15,933,826		-

GROSS MARGIN	6,567,801		-

EXPENSES
General & administrative	1,646,483		2,090
Sales & distribution	357,184		-
TOTAL OPERATING EXPENSES	2,003,667		2,090

OPERATING INCOME/(LOSS)	4,564,134		(2,090)

OTHER INCOME (EXPENSE)
Sales of scarps	275,363		-
Sales of parts	298,865		-
Miscellaneous	64,168		-

INTEREST EXPENSE	(66,541)		-

INCOME/(LOSS) BEFORE TAXES	5,135,989		(2,090)

PROVISION FOR TAXATION	1,392,122		-

NET INCOME/(LOSS)	$3,743,867		$(2,090)

OTHER COMPREHENSIVE INCOME

Gain on Foreign Exchange Translation	399,359		-

COMPREHENSIVE INCOME/(LOSS)	$4,143,226		$(2,090)

NET INCOME PER SHARE BASIC	$0.08	$	N/A

WEIGHTED AVERAGE SHARES BASIC	50,000,000		N/A

NET INCOME PER SHARE DILUTED	$0.06	$	N/A

WEIGHTED AVERAGE SHARES DILUTED	75,000,000		N/A

See accompanying notes to the consolidated financial statements

CHINA BOTTLES, INC. AND SUBSIDIARIES
(Formerly Hutton Holdings Corporation)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007
(RESTATED)

							Accumulated
	Preferred stock		Common stock		Additional		Other
	Shares	Par value	Shares	Par value	Paid in Capital	Retained Earnings	Comprehensive Income	Total
Balance at August 15, 2007, date of inception of private company	-	$-	29,750,000	29,750	$-	$-	-	$29,750

Recapitalization & acquisition of private company	5,000,000	$5,000	20,250,000	$20,250	$2,301,567	$-	$-	2,326,817

Foreign currency translation gain	-	-	-	-	-	-	399,359	399,359

Net income	-	-	-	-	-	3,743,867	-	3,743,867

BALANCE AT December 31, 2007	5,000,000	$5,000	50,000,000	$50,000	$2,301,567	$3,743,867	$399,359	$6,499,793

See accompanying notes to the consolidated financial statements.

CHINA BOTTLES, INC. AND SUBSIDIARIES
(Formerly Hutton Holdings Corporation)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(RESTATED)

	For the Year Ended December 31,
	2007	2006
		(Unaudited)
Cash Flows From Operating Activities:
Net income/(loss)	$3,743,867	$(2,090)
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	27,015	-
Amortization of land use rights	2,030	-
Changes in operating Assets and liabilities:		-
Decrease in accounts receivable	3,916,665	-
Increase in inventories	(118,370)	-
Decrease in prepaid expenses and other receivable	1,502,982	-
Decrease in accounts payable	(2,335,533)	-
Decrease in customers deposits	(4,876,537)	-
Decrease in accrued expenses and other payables	(6,846,650)	2,090
Decrease in notes payable	(46,386)	-
Decrease in taxes payable	(2,372,611)	-
Net cash used in operating activities	(7,403,528)	-

Cash Flows From Investing Activities:
Acquisition of Fogang companies, net of cash acquired of $5,239,664	-
Purchase of property, plant and equipment	(460,206)	-
Purchase of land use right	(33,370)	-
Net cash used in investing activities	(493,576)	-

Cash Flows From Financing Activities:
Proceeds from bank loans	717,126	-
Increase in amount due to a related party	3,508,083	-
Decrease in amount due from a director	321,158	-
Cash acquired in Fogang acquisition	5,239,664	-
Net cash provided from financing activities	9,786,031	-

Net increase in cash	1,888,927	-
		-
Effect of foreign exchange rate changes	(513,141)	-

Cash at Beginning of Period	-	-

Cash at the End of Period	$1,375,786	$-

Supplemental Disclosures of Cash Flow Information
Cash paid for interest	$-
Cash paid for income taxes	$-

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital contribution by assumption of liabilities	$2,301,567

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

On August 16, 2007 CVDL acquired a 100% equity interest in Guozhu Holdings Limited. This acquisition was accounted for as a reverse merger with Guozhu Holdings being the accounting acquirer and effected a recapitalization of Ghozhu Holdings Limited. After the transaction, Guozhu continued its operations under the name of China Valley Development Limited.

Ghozhu Holdings Limited was formed in August of 2007 and prior to the business combination with CVDL described above, Ghozhu acquired a 100% equity interest in three operating companies located in the PRC (Peoples Republic of China). The acquisitions of these three operating companies have been accounted for under the purchase method of accounting following guidelines and methods outlined in SFAS 141 “Business Combinations”. The companies acquired by Ghozhu which are included in the consolidated statements of Hutton as of December 31, 2007 are listed below:

Fogang Guozhu Plastics Company Ltd.
Fogang Guozhu Blowing Equipment Company Ltd (through Excellent Frame Investments, Ltd, a 100% subsidiary of Guozhu Holdings)
Fogagn Guozhu Precision Mold Co. Ltd

These companies are engaged in the manufacturing of beverage bottle production equipment as well as providing molds and bottle production services for a variety of customers. The accompanying consolidated financial statements include the accounts of these operating companies. All significant intercompany balances and transactions have been eliminated.

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

Subsequent to the execution of the purchase agreement, the Company negotiated a net settlement of the total purchase consideration through the assumption of certain liabilities of the target companies. The total consideration paid through this net settlement was $2,301,567 and is reflected in the financial statements as a contribution of equity to the Company.

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

N OTE  6 - INVENTORIES

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

Depreciation expense for the years ended December 31, 2007 and 2006 was $27,015 and $0, respectively.

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

NOTE  14 - PREFERRED STOCK

The Company has 25,000,000 shares of Series A Convertible Preferred Stock authorized. The Company has 5,000,000 shares of Series A Convertible Preferred Stock issued and outstanding at $0.001 par value per share (the “Preferred Stock”).

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

NOTE  15 - COMMON STOCK

The Company has 175,000,000 shares of Common Stock authorized. The Company has 50,000,000 shares of Common Stock issued and outstanding at $0.001 par value per share.

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

NOTE 17 - SUBSEQUENT EVENTS

1.
On April 3, 2008, the Company increased the number of authorized shares of preferred stock to 25,000,000 and increased the number of authorized shares of common stock to 150,000,000 and the Company changed its name to China Bottles, Inc.

2.	On April 11, 2008, 5,000,000 shares of issued and outstanding preferred stock were converted into 25,000,000 shares of the Company’s common stock.

NOTE 18 - PRO FORMA FINANCIAL STATEMENTS – BUSINESS ACQUISITIONS

As indicated in Note 3 above the Company acquired three separate operating companies in August of 2007. The following pro forma financial statements are presented to report the operations of the Company as if the acquisition had occurred on the first day of the reporting period.

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

The following tables show supplemental information of the results of operations of the Company on a pro forma basis for the year ended December 31, 2006 and 2007 as if the acquisitions of Guozhu Holdings (and hence Fogang Guozhu Plastics Co. Ltd., Fogang Guozhu Blowing Equipment Co. Ltd. and Fogang Guozhu Precision Mold Co. Ltd.) by CVDL had been completed at January 1, 2006 and 2007, respectively.

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results. The pro forma calculations do not reflect any synergies that might be achieved from combining the operations.

HUTTION HOLDINGS CORPORATION
UNAUDITED PRO-FORMA COMBINED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2006

	Hutton Historical	China Valley Historical	Guozhu Holding Historical	Pro forma Adjustment	Pro forma Combined

REVENUE	$311,039	$-	$25,787,621	$-	$26,098,660

COST OF SALES	148,452	-	18,500,817	-	18,649,269

GROSS MARGIN	162,587	-	7,286,804	-	7,449,391

EXPENSES
Sales and marketing	181,078	-	827,276	-	1,008,354
General and administrative	(9,450)	-	571,918	-	562,468
TOTAL EXPENSES	171,628	-	1,399,194	-	1,570,822

OPERATING LOSS / INCOME	(9,041)	-	5,887,610	-	5,878,569

OTHER INCOME	-	-	735,736	-	735,736

INTEREST INCOME / EXPENSES	89	-	(27,977)	-	(27,888)

LOSS / INCOME BEFORE TAXES	(8,952)	-	6,595,369	-	6,586,417

PROVISION FOR TAXATION	-	-	2,072,331	-	2,072,331

NET LOSS / INCOME	(8,952)	-	4,523,038	-	4,514,086

OTHER COMPREHENSIVE INCOME
Gain on Foreign Exchange Translation	-	-	190,546	-	190,546

COMPREHENSIVE LOSS / INCOME	$(8,952)	$-	$4,713,584	$-	$4,704,632

* Guozhu Holding historical includes the unaudited financials of the operations of Fogang Guozhu Plastics Co. Ltd., Fogang Guozhu Blowing Equipment Co. Ltd. and Fogang Guozhu Precision Mold Co. Ltd. in the reporting period

HUTTION HOLDINGS CORPORATION
UNAUDITED PRO-FORMA COMBINED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2007

	Hutton Historical	China Valley Historical	Guozhu Holding Historical (*)	Pro forma Adjustment	Pro forma Combined

REVENUE	$37,746	$-	$42,333,465	$-	$42,371,011

COST OF SALES	19,760	-	28,605,296	-	28,625,056

GROSS MARGIN	17,986	-	13,727,969	-	13,745,955

EXPENSES
Sales and marketing	2,008	-	1,045,078	-	1,047,086
General and administrative	68,290	-	1,514,937	-	1,583,227
TOTAL EXPENSES	70,298	-	2,560,015	-	2,630,313

OPERATING LOSS / INCOME	(52,312)	-	11,167,954	-	11,115,642

OTHER INCOME	59,346	-	658,336	-	717,682

INTEREST INCOME / EXPENSES	(289)	-	(94,728)	-	(95,017)

LOSS / INCOME BEFORE TAXES	6,745	-	11,731,562	-	11,738,307

PROVISION FOR TAXATION	-	-	2,727,625	-	2,727,625

NET LOSS / INCOME	6,745	-	9,003,937	-	9,010,682

OTHER COMPREHENSIVE INCOME
Gain on Foreign Exchange Translation	-	-	368,933	-	368,933

COMPREHENSIVE LOSS / INCOME	$6,745	$-	$9,372,870	$-	$9,379,615

* Guozhu Holding historical includes the unaudited financials of the operations of Fogang Guozhu Plastics Co. Ltd., Fogang Guozhu Blowing Equipment Co. Ltd. and Fogang Guozhu Precision Mold Co. Ltd. in the reporting period

NOTE 19 – RESTATEMENT OF FINANCIAL STATEMENTS AND FOOTNOTES

The Income Statement for the year ended December 31, 2007 has been restated to reflect a change in the Basic and Diluted Earnings Per Share and the Diluted Weighted Average Shares Outstanding.  Prior to the restatement, the Company had reported that the Basic and Dilutive Earnings Per Share and the Basic and Dilutive Weighted Average Shares Outstanding were the same amounts.  The Company had not included the conversion feature associated with the issuance of the Preferred Stock.  The effects of the restatement are indicated in the table below.

Adjustment	Restated Amounts	As Originally Reported	Restatement
Basic Earnings per share	$0.08	$0.08	-
Diluted earnings per share	$0.06	$0.08	-
Basic Weighted Average Shares Outstanding	50,000,000	50,000,000	-
Diluted Weighted Average Shares Outstanding	75,000,000	50,000,000	25,000,000

The Statement of Cash Flows has been restated to make reclassifications in the amounts reported and to report the acquisitions of the three operating companies (note 3) as Cash Flows Used In Investing Activities.

The footnotes to the financial statements have been restated to provide additional disclosures relating to the acquisition of the three operating companies (note 3) in accordance with SFAS No. 141 and to provide pro forma financial information with regards to these business acquisitions.

The Statement of Changes in Stockholders Equity has been restated to correct the method of reporting for capital contributed to the Company and for the recapitalization of the Company through a reverse merger acquisition.