Form 10-Q/A
period 2008-03-31
China Bottles Inc
filed 2008-08-21
CIK 1156833

UNITES STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______________________ to _________________________

Commission file number: 000-51724

CHINA BOTTLES , INC.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date is stated below

Title of each class of Common Stock	Outstanding as of May 14, 2008

Common Stock, $0.001 par value	75,000,000 shares

This Form 10-QSB is being amended to provide additional disclosures regarding the acquisition of three operating companies and to provide pro forma financial statements and disclosures associated with these acquisitions.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHINA BOTTLES INC. AND SUBSIDIARIES
(Formerly HUTTON HOLDINGS CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007 (audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$1,907,871	$1,375,786
Accounts receivable, net	5,893,945	1,494,539
Inventories	9,977,944	6,737,712
Notes receivable	71,307	-
Prepaid expenses and other receivables	5,348,339	2,112,535
Total current assets	23,199,406	11,720,572

PROPERTY, PLANT & EQUIPMENT, NET	3,779,109	3,636,505
LAND USE RIGHT	238,449	229,689

TOTAL ASSETS	$27,216,964	$15,586,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loan	$1,853,969	$1,777,389
Accounts payable	3,016,451	1,244,801
Accrued expenses and other payables	2,652,192	904,791
Amount due to a related party	5,596,532	3,508,083
Customers deposits	2,614,507	650,652
Taxes payable	1,523,304	1,001,257
Total current liabilities	17,256,955	9,086,973

TOTAL LIABILITIES	$17,256,955	$9,086,973

STOCKHOLDERS’ EQUITY
Preferred stock, Par value $0.001; 25,000,000 shares authorized; $0.001 par value; 5,000,000 shares issued and outstanding on March 31, 2008 and December 31, 2007, respectively	$5,000	$5,000
Common stock, Par value $0.001; 175,000,000 shares authorized; $0.001 par value; 50,000,000 shares issued and outstanding on March 31, 2008 and December 31, 2007, respectively	50,000	50,000
Additional paid in capital	2,301,567	2,301,567
Retained earnings	6,588,465	3,743,867
Other comprehensive income	1,014,977	399,359
TOTAL STOCKHOLDERS’ EQUITY	$9,960,009	$6,499,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,216,964	$15,586,766

See accompanying notes to the consolidated financial statements

CHINA BOTTLES INC. AND SUBSIDIARIES
(Formerly HUTTON HOLDINGS CORPORATION)
CONDENSED CONSOLIDATED STATEMENTS OF
INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended March 31,
	2008	2007

REVENUE	$13,724,530		$-

COST OF SALES	9,655,850		-

GROSS MARGIN	4,068,680		-

EXPENSES
General & Administrative	673,459		-
Sales & Marketing	679,183		-
Finance	125,683		-

TOTAL OPERATING EXPENSES	1,478,325		-

OPERATING INCOME	2,590,355		-

OTHER INCOME
Sales of scraps	107,089		-
Sales of parts	215,831		-
Sales of materials	53,832		-
Subcontracted income	263,735		-
Settlement of debts	90,867		-
Others	27,996		-
	759,350		-

PROFIT BEFORE TAXES	3,349,705		-

PROVISION FOR TAXATION	505,107		-

NET INCOME	$2,844,598		$-

GAIN ON FOREIGN EXCHANGE TRANSLATION	615,618		-

COMPREHENSIVE INCOME	$3,460,216		$-

NET INCOME PER SHARE - BASIC	$0.07	$	N/A

WEIGHTED AVERAGE SHARES - BASIC	50,000,000		N/A

NET INCOME PER SHARE - DILUTED	$0.04	$	N/A

WEIGHTED AVERAGE SHARES - DILUTED	75,000,000		N/A

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

NOTE 11 - PREFERRED STOCK

The Company has 25,000,000 shares of Series A Convertibile Preferred Stock authorized. The Company has 5,000,000 shares of Series A Convertible Preferred Stock issued and outstanding at $0.001 par value per share (the “Preferred Stock”).

On August 26, 2007, the Company entered into an Agreement for Share Exchange with China Valley Development Limited, a British Virgin Islands company (“CVDL”) and Cai Yingren and Wu Wen, individually, the owners and shareholders of CVDL to acquired 100% ownership interest in CVDL from Cai Yingren and Wu Wen at a consideration of 29,750,000 shares of our common stock and 5,000,000 shares of Preferred Stock. Each share of Preferred Stock is convertible into 5 shares of the Company’s common stock, par value $.001 per share. On April 11, 2008, the 5,000,000 shares of Preferred Stock were converted into 25,000,000 shares of common stocks of the Company. See also NOTE 14.

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

NOTE 15 - PRO FORMA FINANCIAL STATEMENTS - BUSINESS ACQUISITIONS

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

The following tables show supplemental information of the results of operations of the Company on a pro forma basis for the quarter ended March 31, 2007 as if the acquisitions of Guozhu Holdings (and hence Fogang Guozhu Plastics Co. Ltd., Fogang Guozhu Blowing Equipment Co. Ltd. and Fogang Guozhu Precision Mold Co. Ltd.) by CVDL had been completed at January 1, 2007.

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results. The pro forma calculations do not reflect any synergies that might be achieved from combining the operations.

HUTTION HOLDINGS CORPORATION
UNAUDITED PRO-FORMA COMBINED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED MARCH 31, 2007

	Hutton Historical	China Valley Historical	Guozhu Holding Historical (*)	Pro forma Adjustment	Pro forma Combined

REVENUE	$19,723	$-	$7,519,532	$-	$7,539,255

COST OF SALES	17,504	-	4,406,633	-	4,424,137

GROSS MARGIN	2,219	-	3,112,899	-	3,115,118

EXPENSES
Sales and marketing	2,008	-	289,412	-	291,420
General and administrative	24,302	-	281,234	-	305,536
TOTAL EXPENSES	26,310	-	570,646	-	596,956

OPERATING LOSS / INCOME	(24,091)	-	2,542,253	-	2,518,162

OTHER INCOME	-	-	297,862	-	297,862

INTEREST INCOME / EXPENSES	(289)	-	(12,332)	-	(12,621)

LOSS / INCOME BEFORE TAXES	(24,380)	-	2,827,783	-	2,803,403

PROVISION FOR TAXATION	-	-	521,532	-	521,532

NET LOSS / INCOME	(24,380)	-	2,306,251	-	2,281,871

OTHER COMPREHENSIVE INCOME
Gain on Foreign Exchange Translation	-	-	10,486	-	10,486

COMPREHENSIVE LOSS / INCOME	$(24,380)	$-	$2,316,737	$-	$2,292,357

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

Critical Accounting Policies and Estimates

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ( “US GAAP ”). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

R esults of Operations - Three Months Ended March 31, 2008 as Compared to Three Months Ended March 31, 2007

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

Results of Operations - Three Months Ended March 31, 2008 as Compared to Three Months Ended March 31, 2007 (for the pro forma results as stated in Note 15 to the financial statements)

The following table summarizes the results of our operations during the three months periods ended March 31, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three months period ended March 31, 2008 to the three months period ended March 31, 2007.

	Three months ended March 31,
	2008	2007	Increase	% increase

Revenue	$13,724,530	$7,539,255	6,185,275	82%
Cost of Goods Sold	9,655,850	4,424,137	5,231,713	118%
Gross Profit	4,068,680	3,115,118	953,562	31%
Sales and Marketing Expenses	679,183	291,420	387,763	133%
General and Administrative Expenses	673,459	305,536	367,923	120%
Finance Charge	125,683	12,621	113,062	896%
Total Operating Expenses	1,478,325	609,577	868,748	143%
Income from Operation	2,590,355	2,505,541	84,814	3%
Other Income (expense)	759,350	297,862	461,488	155%
Income before Income Tax	3,349,705	2,803,403	546,302	19%
Provision for Taxes	505,107	521,532	(16,425)	(3%)
Net income	2,844,598	2,281,871	562,727	25%

Revenues

Sales revenue increased from $7,539,255 for the three months period ended March 31, 2007 to $13,724,530 for the same period of 2008, an increase of 6,185,275 or 82%.

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

Cost of goods sold and gross profit

Cost of goods sold for the three months period ended March 31, 2008 was $9,655,850, an increase of $5,231,713 or 118% compared to $4,424,137 of the same period in 2007. The increase of cost of good was a result of increase in sales.

Our gross profit increased $953,562, or 31%, to $4,068,680 for the quarter ended March 31, 2008 from $3,115,118 during the same period in 2007. Gross profit as a percentage of revenue was 30% for the first quarter of 2008, a decrease of 11% from 41% during the same period in 2007. Such decrease was mainly due to the increase in cost of raw material and direct labor cost.

Sales and marketing

Selling and marketing expenses, including distribution expenses increased from $291,420 in the first quarter of 2007 to $679,183 for the same period of 2008, or an increase of 387,763.

The increase in the selling and marketing expenses is primary due to the increase in advertising, marketing and exhibition cost and traveling cost because of the increase in sales activities and participation of more overseas exhibitions in the first quarter of 2008. The selling and marketing expenses for the first quarter of 2008 mainly consisted of advertising, marketing and exhibition cost and traveling expenses.

General and Administrative

General and administrative expenses increased from $305,536 for the three months period ended March 31, 2007 to $673,459 for the same period of 2008, or an increase of 367,923.

The increase in general and administrative expenses in the first quarter of 2008 compared to that of the same period of 2007 was primarily due to the expansion of operation which led to the increase in staff cost, traveling and entertainment and due to the list which incurred more legal and professional cost. The general and administrative expenses for the first quarter of 2008 mainly consisted of staff cost, traveling and entertainment and legal and professional cost.

Income before income tax and income taxes expenses

Income before income tax was $3,349,705 for the first quarter of 2008 compared to $3,349,705 for the same period of 2007, representation an increase of $546,302 or 19%. The increase was mainly due to the increase in revenue.

Provision for taxation for the three months period ended March 31, 2008 was $505,107, compared to $521,532 for the three months period ended March 31, 2007. The Company’s effective tax rate for the first quarter of 2008 was 15.0%.

Net income

Net income for the first quarter of 2008 was $2,844,598, representing an increase of $562,727 or 25% from the same period in 2007. The increase was mainly due to the increase in revenue and hence net income because of the increase in sale of automatic blowing machines and molds from the drinks and beverage industry. Net margin for the second quarter of 2008 was 20.7%

Off-Balance Sheet Arrangements

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer ("Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15e under the Exchange Act) as of March 31, 2008 Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our assessment identified deficiencies that were determined to be material weaknesses.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because of the material weakness described below, management concluded that our internal control over financial reporting was not effective as of March 31, 2008.

The specific material weakness identified by management as of March 31, 2008 is the lack of capable accounting and reporting personnel and insufficient policies and procedures for financial reporting under US GAAP.

Remediation of Material Weaknesses

The Company is in the process of developing and implementing remediation plans to address our material weakness. Management has taken the following actions to improve internal controls over financial reporting:

(1) establishment of more detailed policies and procedures for the preparation of financial statements under US GAAP and (2) improvement of communication between headquarters and subsidiaries dealing with supervision over subsidiaries.

Our management anticipates remedying of these deficiencies in the second half of 2008.

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

Failure to comply with the S tate Administration of Foreign Exchange regulations relating to the establishment of offshore special purpose companies by PRC residents may adversely affect our business operations.

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

The following exhibits are furnished as part of the Quarterly Report on Form 10-Q/A:

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

Dated: August 20, 2008	CHINA BOTTLES, INC.

	By:	/s/ Chong Hui Zhao
Name: Chong Hui Zhao Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)