Form 10-Q/A
period 2008-06-30
China Bottles Inc
filed 2008-08-21
CIK 1156833

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

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements	1
Item 2. Management’s Discussion and Analysis or Plan of Operation	15
Item 3. Controls and Procedures

PART II.
OTHER INFORMATION

Item 1. Legal Proceedings	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits	24

This Form 10-QSB is being amended to provide additional disclosures regarding the acquisition of three operating companies and to provide pro forma financial statements and disclosures associated with these acquisitions.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHINA BOTTLES INC. AND SUBSIDIARIES
(Formerly HUTTON HOLDINGS CORPORATION)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$853,825	$1,375,786
Accounts receivable, net	15,258,885	1,494,539
Inventories	8,044,942	6,737,712
Notes receivable	160,488	-
Prepaid expenses and other receivables	5,379,905	2,112,535
Total current assets	29,698,045	11,720,572

PROPERTY, PLANT & EQUIPMENT, NET	4,034,798	3,636,505
LAND USE RIGHT, NET OF AMORTIZATION	247,237	229,689

TOTAL ASSETS	$33,980,080	$15,586,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loans	$729,491	$1,777,389
Accounts payable	3,796,243	1,244,801
Accrued expenses and other payables	8,060,234	904,791
Amount due to a related party	802,440	3,508,083
Customers deposits	3,466,588	650,652
Income tax payable	1,837,667	1,001,257
Total current liabilities	18,692,663	9,086,973

TOTAL LIABILITIES	$18,692,663	$9,086,973

STOCKHOLDERS’ EQUITY
Preferred stock, Par value $0.001; 25,000,000 shares authorized for both time period; $0.001 par value; 5,000,000 shares issued and Nil outstanding and 5,000,000 shares issued and outstanding on June 30, 2008 and December 31, 2007, respectively	$-	$5,000
Common stock, Par value $0.001; 175,000,000 shares authorized for both period; $0.001 par value; 75,000,000 shares and 50,000,000 shares issued and outstanding on June 30, 2008 and December 31, 2007, respectively	75,000	50,000
Additional paid in capital	2,281,567	2,301,567
Retained earnings	11,448,694	3,743,867
Other comprehensive income	1,482,156	399,359
TOTAL STOCKHOLDERS’ EQUITY	$15,287,417	$6,499,793

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,980,080	$15,586,766

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

NOTE 10 - RELATED PARTY TRANSACTIONS

Due to a related party represented a loan from a shareholder as of June 30, 008 for the purposes of working capital. The amount is unsecured, interest-bearing at 6% per annum and repayable within 12 months.

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

On August 26, 2007, the Company entered into an Agreement for Share Exchange with China Valley Development Limited, a British Virgin Islands company (“CVDL”) and Cai Yingren and Wu Wen, individually, the owners and shareholders of CVDL to acquire 100% ownership interest in CVDL from Cai Yingren and Wu Wen at a consideration of 29,750,000 shares of our common stock and 5,000,000 shares of Preferred Stock. Immediately following completion, the Company had a total of approximately 50,000,000 shares of common stock issued and outstanding.

On April 11, 2008, the 5,000,000 shares of Preferred Stock were converted into 25,000,000 shares of common stocks of the Company.

NOTE 13 - COMMITMENTS

The Company has capital commitments for $766,000 as of June 30, 2008.

The Company entered into unconditional purchase commitments for raw materials, packing materials and advertising for $0 within one year as of June 30, 2008.

As of June 30, 2008, the Company had remaining outstanding commitments with respect to its non-cancelable operating leases for its office amounted to $14,083 within one year and $16,751 over one year.

NOTE 14 - PRO FORMA FINANCIAL STATEMENTS - BUSINESS ACQUISITIONS

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

The following tables show supplemental information of the results of operations of the Company on a pro forma basis for the quarter and period ended June 30, 2007 as if the acquisitions of Guozhu Holdings (and hence Fogang Guozhu Plastics Co. Ltd., Fogang Guozhu Blowing Equipment Co. Ltd. and Fogang Guozhu Precision Mold Co. Ltd.) by CVDL had been completed at January 1, 2007.

The pro forma financial information does not necessarily reflect the results that would have occurred if the acquisitions had been in effect for the periods presented. In addition, they are not intended to be a projection of future results. The pro forma calculations do not reflect any synergies that might be achieved from combining the operations.

HUTTION HOLDINGS CORPORATION
UNAUDITED PRO-FORMA COMBINED STATEMENT OF OPERATIONS
FOR THE PERIOD ENDED JUNE 30, 2007

	Hutton Historical	China Valley Historical	Guozhu Holding Historical (*)	Pro forma Adjustment	Pro forma Combined

REVENUE	$29,042	$-	$17,105,531	$-	$17,134,573

COST OF SALES	19,760	-	10,687,909	-	10,707,669

GROSS MARGIN	9,282		6,417,622	-	6,426,904

EXPENSES
Sales and marketing	2,008	-	548,967	-	550,975
General and administrative	44,741	-	511,194	-	555,935
TOTAL EXPENSES	46,749	-	1,060,161	-	1,106,910

OPERATING LOSS / INCOME	(37,467)	-	5,357,461	-	5,319,994

OTHER INCOME	59,346	-	662,620	-	721,966

INTEREST INCOME / EXPENSES	(289)	-	(18,705)	-	(18,994)

LOSS / INCOME BEFORE TAXES	21,590	-	6,001,376	-	6,022,966

PROVISION FOR TAXATION	-	-	1,244,183	-	1,244,183

NET LOSS / INCOME	21,590	-	4,757,193	-	4,778,783

OTHER COMPREHENSIVE INCOME
Gain on Foreign Exchange Translation	-	-	66,302	-	66,302

COMPREHENSIVE LOSS / INCOME	$21,590	$-	$4,823,495	$-	$4,845,085

*
Guozhu Holding historical includes the unaudited financials of the operations of Fogang Guozhu Plastics Co. Ltd., Fogang Guozhu Blowing Equipment Co. Ltd. and Fogang Guozhu Precision Mold Co. Ltd. in the reporting period

HUTTION HOLDINGS CORPORATION
UNAUDITED PRO-FORMA COMBINED STATEMENT OF OPERATIONS
FOR THE QUARTER ENDED JUNE 30, 2007

	Hutton Historical	China Valley Historical	Guozhu Holding Historical (*)	Pro forma Adjustment	Pro forma Combined

REVENUE	$9,319	$-	9,585,999	$-	$9,595,318

COST OF SALES	2,256	-	6,281,276	-	6,283,532

GROSS MARGIN	7,063		3,304,723	-	3,311,786

EXPENSES
Sales and marketing	-	-	259,555	-	259,555
General and administrative	20,439	-	229,960	-	250,399
TOTAL EXPENSES	20,439	-	489,515	-	509,954

OPERATING LOSS / INCOME	(13,376)	-	2,815,208	-	2,801,832

OTHER INCOME	59,346	-	364,758	-	424,104

INTEREST INCOME / EXPENSES	-	-	(6,373)	-	(6,373)

LOSS / INCOME BEFORE TAXES	45,970	-	3,173,593	-	3,219,563

PROVISION FOR TAXATION	-	-	722,651	-	722,651

NET LOSS / INCOME	45,970	-	2,450,942	-	2,496,912

OTHER COMPREHENSIVE INCOME
Gain on Foreign Exchange Translation	-	-	55,816	-	55,816

COMPREHENSIVE LOSS / INCOME	$45,970	$-	2,506,758	$-	$2,552,728

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

Results of Operations - Three Months Ended June 30, 2008 as Compared to Three Months Ended June 30, 2007

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

Results of Operations - Six Months Ended June 30, 2008 as Compared to Six Months Ended June 30, 2007

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

Results of Operations - Three Months Ended June 30, 2008 as Compared to Three Months Ended June 30, 2007

The following table summarizes the results of our operations during the three months periods ended June 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three months period ended June 30, 2008 to the three months period ended June 30, 2007.

	Three months ended June 30,
	2008	2007	Increase	% increase

Revenue	$24,631,687	$9,595,318	15,036,369	157%
Cost of Goods Sold	16,622,697	6,283,532	10,339,165	165%
Gross Profit	8,008,990	3,311,786	4,697,204	142%
Sales and Marketing Expenses	480,590	259,555	221,035	85%
General and Administrative Expenses	984,060	250,399	733,661	293%
Finance Charge	84,166	6,373	77,793	1221%
Total Operating Expenses	1,548,816	516,327	1,032,489	200%
Income from Operation	6,460,174	2,795,459	3,664,715	131%
Other Income (expense)	585,153	424,104	161,049	38%
Income before Income Tax	7,045,327	3,219,563	3,825,764	119%
Provision for Taxes	2,185,098	722,651	1,462,447	202%
Net income	4,860,229	2,496,912	2,363,317	95%

Revenues

Sales revenue increased from $9,595,318 for the three months period ended June 30, 2007 to $24,631,687 for the same period of 2008, an increase of 15,036,369 or 157%.

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

Cost of goods sold and gross profit

Cost of goods sold for the three months period ended June 30, 2008 was $16,622,697, an increase of $10,339,165 or 165% compared to $6,283,532 of the same period in 2007. The increase of cost of good was a result of increase in sales.

Our gross profit increased $4,697,204, or 142%, to $8,008,990 for the quarter ended June 30, 2008 from $3,311,786 during the same period in 2007. Gross profit as a percentage of revenue was 33% for the second quarter of 2008, a decrease of 2% from 35% during the same period in 2007. Such decrease was mainly due to the increase in cost of raw material and direct labor cost.

Sales and marketing

Selling and marketing expenses, including distribution expenses increased from $259,555 in the second quarter of 2007 to $480,590 for the same period of 2008, or an increase of 221,035.

The increase in the selling and marketing expenses is primary due to the increase in advertising, marketing and exhibition cost and traveling cost because of the increase in sales activities and participation of more overseas exhibitions in the second quarter of 2008. The selling and marketing expenses for the second quarter of 2008 mainly consisted of advertising, marketing and exhibition cost and traveling expenses.

General and Administrative

General and administrative expenses increased from $250,399 for the three months period ended June 30, 2007 to $984,060 for the same period of 2008, or an increase of 733,661.

The increase in general and administrative expenses in the second quarter of 2008 compared to that of the same period of 2007 was primarily due to the expansion of operation which led to the increase in staff cost, traveling and entertainment and due to the list which incurred more legal and professional cost. The general and administrative expenses for the second quarter of 2008 mainly consisted of staff cost, traveling and entertainment and legal and professional cost.

Income before income tax and income taxes expenses

Income before income tax was $7,045,327 for the second quarter of 2008 compared to $3,219,563 for the same period of 2007, representation an increase of $3,825,764. The increase was mainly due to the increase in revenue.

Provision for taxation for the three months period ended June 30, 2008 was $2,185,098, compared to $722,651 for the three months period ended June 30, 2007. The Company’s effective tax rate for the second quarter of 2008 was 31.5%.

Net income

Net income for the second quarter of 2008 was $4,860,229, representing an increase of $2,363,317 from the same period in 2007. The increase was mainly due to the increase in revenue and hence net income because of the increase in sale of automatic blowing machines and molds from the drinks and beverage industry. Net margin for the second quarter of 2008 was 19.7%

Results of Operations - Six Months Ended June 30, 2008 as Compared to Six Months Ended June 30, 2007 (for the pro forma results as stated in Note 14 to the financial statements)

The following table summarizes the results of our operations during the six months periods ended June 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the six months period ended June 30, 2008 to the six months period ended June 30, 2007.

	Six months ended June 30,
	2008	2007	Increase	% increase

Revenue	$38,356,217	$17,134,573	21,221,644	124%
Cost of Goods Sold	26,278,547	10,707,669	15,570,878	145%
Gross Profit	12,077,670	6,426,904	5,650,766	88%
Sales and Marketing Expenses	1,159,773	505,975	653,798	129%
General and Administrative Expenses	1,657,519	555,935	1,101,584	198%
Finance Charge	209,849	18,994	190,855	1005%
Total Operating Expenses	3,027,141	1,125,904	1,901,237	169%
Income from Operation	9,050,529	5,301,000	3,730,535	70%
Other Income (expense)	1,344,503	721,966	622,537	86%
Income before Income Tax	10,395,032	6,022,966	4,372,066	73%
Provision for Taxes	2,690,205	1,244,183	1,446,022	116%
Net income	7,704,827	4,778,783	2,926,044	61%

Revenues

Sales revenue increased from $17,134,573 for the six months period ended June 30, 2007 to $38,356,217 for the same period of 2008, an increase of 21,221,644 or 124%.

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

Cost of goods sold and gross profit

Cost of goods sold for the six months period ended June 30, 2008 was $26,278,547, an increase of $15,570,878 or 145% compared to $10,707,669 for the same period in 2007. The increase of cost of good was a result of increase in sales.

Our gross profit increased $5,650,766, or 88%, to $12,077,670 for the six months period ended June 30, 2008 from $6,426,904 during the same period in 2007. Gross profit as a percentage of revenue was 31% for the six month period ended June 30, 2008, a decrease of 7% from 38% during the same period in 2007. Such decrease was mainly due to the increase in cost of raw material and direct labor cost.

Sales and marketing

Selling and marketing expenses, including distribution expenses increased from $505,975 in the first half of 2007 to $1,159,773 for the same period of 2008, or an increase of 653,798.

The increase in the selling and marketing expenses is primary due to the increase in advertising, marketing and exhibition cost and traveling cost because of the increase in sales activities and participation of more overseas exhibitions in the first half of 2008. The selling and marketing expenses for the first half of 2008 mainly consisted of advertising, marketing and exhibition cost and traveling expenses.

General and Administrative

General and administrative expenses increased from $555,935 for the six months period ended June 30, 2007 to $1,657,519 for the same period of 2008, or an increase of 1,101,584.

The increase in general and administrative expenses in the first half of 2008 compared to that of the same period of 2007 was primarily due to the expansion of operation which led to the increase in staff cost, traveling and entertainment and due to the list which incurred more legal and professional cost. The general and administrative expenses for the first half of 2008 mainly consisted of staff cost, traveling and entertainment and legal and professional cost.

Income before income tax and income taxes expenses

Income before income tax was $10,395,032 for the first half of 2008 compared to $6,022,966 for the same period of 2007, representation an increase of $4,372,066. The increase was mainly due to the increase in revenue.

Provision for taxation for the six months period ended June 30, 2008 was $2,690,205, compared to $1,244,183 for the same period of 2007. The Company’s effective tax rate for first half of 2008 was 25.9%.

Net income

Net income for the first half of 2008 was $7,704,827, representing an increase of $2,926,044 from the same period in 2007. The increase was mainly due to the increase in revenue and hence net income because of the increase in sale of automatic blowing machines and molds from the drinks and beverage industry. Net margin for the first half of 2008 was year of 2006 was 20.0%.

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

ITEM 4. CONTROL AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer ("Certifying Officers") maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely. Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of June 30, 2008 Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our assessment identified deficiencies that were determined to be material weaknesses.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because of the material weakness described below, management concluded that our internal control over financial reporting was not effective as of June 30, 2008.

The specific material weakness identified by management as of June 30, 2008 is the lack of capable accounting and reporting personnel and insufficient policies and procedures for financial reporting under US GAAP.

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