Form 10-Q
period 2008-09-30
China Bottles Inc
filed 2008-11-14
CIK 1156833

UNITES STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to ___________________

Commission file number: 000-51724

CHINA BOTTLES INC.
(Formerly HUTTON HOLDINGS CORPORATION)
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-1578749
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Huanghuahu Industrial Zone, Fogang County
Guangdong Province, PRC 511675
(Address of Principal Executive Offices) (Zip Code)

(86) 763-4620777
(Issuer’s Telephone Number, including area code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of equity as of the latest practicable date is stated below

Title of each class of Common Stock	Outstanding as of November 14, 2008
Preferred Stock, $0.001 par value	Nil
Common Stock, $0.001 par value	75,000,000 shares

Documents incorporated by reference: None

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 CHINA BOTTLES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$856,463	$1,375,786
Accounts receivable, net	15,397,240	1,494,539
Inventories	7,477,424	6,737,712
Notes receivable	8,662	—
Prepaid expenses and other receivables	5,144,365	2,112,535
Total current assets	28,884,154	11,720,572
PROPERTY, PLANT & EQUIPMENT, NET	4,593,839	3,636,505
LAND USE RIGHT, NET OF AMORTIZATION	241,685	229,689

TOTAL ASSETS	$33,719,678	$15,586,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loans	$1,168,556	$1,777,389
Accounts payable	2,867,617	1,244,801
Accrued expenses and other payables	7,306,115	904,791
Amount due to a related party	705,539	1,556,986
Customers deposits	2,343,927	650,652
Income tax payable	615,934	1,001,257
Total current liabilities	15,007,688	7,135,876

TOTAL LIABILITIES	$15,007,688	$7,135,876

STOCKHOLDERS’ EQUITY
Preferred stock, Par value $0.001; 25,000,000 and 10,000,000 shares authorized; Nil and 5,000,000 shares issued and outstanding	—	5,000
Common stock, Par value $0.001; 175,000,000 shares and 50,000,000 shares authorized; 75,000,000 shares and 50,000,000 shares issued and outstanding	75,000	50,000
Additional paid in capital	2,665,900	2,685,900
Retained earnings	14,394,020	5,177,197
Other comprehensive income	1,577,070	532,793
TOTAL STOCKHOLDERS’ EQUITY	$18,711,990	$8,450,890

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,719,678	$15,586,766

See accompanying notes to the condensed consolidated financial statements

CHINA BOTTLES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

REVENUE	$10,978,444	$4,245,224	$50,193,533	$21,784,085

COST OF SALES	7,723,918	3,007,264	34,002,465	13,714,933

GROSS PROFIT	3,254,526	1,237,960	16,191,068	8,069,152

EXPENSES
General and administrative	795,408	303,655	2,452,927	860,462
Selling and distributions	246,330	209,381	1,406,103	760,356
TOTAL OPERATING EXPENSES	1,041,738	513,036	3,859,030	1,620,818

INCOME FROM CONTINUING OPERATIONS	2,212,788	724,924	12,332,038	6,448,334

OTHER INCOME
Sales of scraps	—	31,579	107,089	242,410
Sales of parts	—	28,099	—	67,241
Sales of materials	—	—	118,963	—
Settlement of debts	—	—	90,867	—
Subsidized income	—	—	78,576	—
Other income	(38,725)	10,083	51,411	69,429
Interest income	3,804	3,885	3,804	12,244
INTEREST EXPENSES	(27,156)	(9,807)	(237,005)	(28,801)

INCOME BEFORE INCOME TAXES	2,150,711	788,763	12,545,743	6,810,857

PROVISION FOR INCOME TAXES	638,715	200,880	3,328,920	1,445,063

NET INCOME	$1,511,996	$587,883	$9,216,823	$5,365,794

OTHER COMPREHENSIVE INCOME
Gain on Foreign Exchange Translation	38,478	53,745	1,044,277	120,047

COMPREHENSIVE INCOME	$1,550,474	$641,628	$10,261,100	$5,485,841

NET INCOME PER SHARE BASIC	$0.02	$0.02	$0.14	$0.18
WEIGHTED AVERAGE SHARES BASIC	75,000,000	29,750,000	65,784,672	29,750,000
NET INCOME PER SHARE DILUTED	$0.02	$0.01	$0.12	$0.09
WEIGHTED AVERAGE SHARES DILUTED	75,000,000	54,750,000	75,000,000	54,750,000

See accompanying notes to the condensed consolidated financial statements

CHINA BOTTLES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended September 30,
	2008	2007

Cash Flows From Operating Activities:
Net income	$9,216,823	$5,365,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	484,287	264,371
Amortization of land use rights	6,786	2,998
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,902,701)	(1,614,411)
Increase in notes receivable	(8,662)	—
Increase in inventories	(739,712)	(2,018,732)
Increase in prepaid expenses and other receivable	(3,031,830)	(3,276,438)
Increase in accounts payable	1,622,816	1,134,462
Increase/(decrease) in accrued expenses and other payables	6,401,324	(3,585,517)
Increase in customers deposits	1,693,275	1,811,258
Decrease in notes payable	—	(73,334)
(Decrease)/increase in taxes payable	(385,323)	3,370,298
Net cash provided by operating activities	1,357,083	1,380,749

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,441,621)	(1,079,713)
Purchase of land use right	(11,412)	(112,870)
Increase in amount due from a director	—	(644,764)
Net cash used in investing activities	(1,453,033)	(1,837,347)

Cash Flows From Financing Activities:
Decrease in amount due to a related party	(851,447)	(14,969)
Proceeds from bank loans	1,168,556	1,348,449
Repayment of bank loans	(1,777,389)
Net cash (used in) / provided by financing activities	(1,460,280)	1,333,480

Net (decrease) / increase in cash	(1,556,230)	876,882

Effect of foreign exchange rate changes	1,036,907	(538,384)

Cash and Cash Equivalents at Beginning of Period	1,375,786	497,078

Cash and Cash Equivalents at the End of Period	$856,463	$835,576

See accompanying notes to the condensed consolidated financial statements

CHINA BOTTLES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income available to common stockholders	$1,511,996	$587,883	$9,216,823	$5,365,794

Denominator:
Weighted-average common shares outstanding	75,000,000	29,750,000	65,784,672	29,750,000
Dilutive effect of preferred stock	—	25,000,000	9,215,328	25,000,000
Weighted-average common shares outstanding, assuming dilution	75,000,000	54,750,000	75,000,000	54,750,000

Net income per share
Basic	$0.02	$0.02	$0.14	$0.18
Diluted	$0.02	$0.01	$0.12	$0.09

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

	September 30, 2008	December 31, 2007

Period/Year end RMB : US$ exchange rate	6.846	7.314
Average RMB : US$ exchange rate for the reporting period/year	6.984	7.617

Period/Year end HK$ : US$ exchange rate	7.765	7.805
Average HK$ : US$ exchange rate for the reporting period/year	7.797	7.803

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

Inventories as of September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007

Raw materials	$3,753,861	$2,610,014
Work-in-progress	1,644,479	1,518,235
Finished goods	2,079,084	2,609,463

Total	$7,477,424	$6,737,712

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned and operated by the Company’s wholly owned subsidiaries in China. Property, plant and equipment as of September 30, 2008 and December 31, 2007 are summarized as follows:

	September 30, 2008	December 31, 2007

At cost:
Buildings	$1,382,393	$1,277,126
Machinery and equipment	4,867,959	3,637,524
Motor Vehicles	430,758	324,416
Furniture and fixtures	224,679	219,695
	6,905,789	5,458,761

Less: Accumulated depreciation
Buildings	$219,472	$157,660
Machinery and equipment	1,789,769	1,440,136
Motor Vehicles	200,623	152,434
Furniture and fixtures	102,086	72,026
	2,311,950	1,822,256

Plant and equipment , net	$4,593,839	$3,636,505

Depreciation expense for the quarters ended September 30, 2008 and September 30, 2007, was $484,287 and $264,371, respectively.

NOTE 8 - SHORT TERM DEBT

All the short-term bank loans are repayable within 12 months and are unsecured.

Short-term loans are summarized as follows:

Due date	Interest rate per annum	September 30, 2008	December 31, 2007

June 27, 2008	8.541%	$—	$1,093,790
September 19, 2008	8.748%	—	683,599
August 11, 2009	9.711%	1,168,556	—

NOTE 9 - INCOME TAX

(a) Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong and PRC, the statutory corporate income tax rates are 16.5% (2007: 17.5%) for Hong Kong and 25% in PRC (2007: 33%). The corporate income tax rates applicable to the Company and its subsidiaries for the quarters ended September 30, 2008 and 2007 were as follows:

	September 30, 2008	September 30, 2007

Fogang Guozhu Plastics Co. Ltd.	25%	33%
Fogang Guozhu Blowing Equipment Co. Ltd.	25%	33%
Fogang Guozhu Precision Mold Co. Ltd	25%	33%

 The actual and effective corporate income tax was 26.5% and 21.2% for the quarters ended September 30, 2008 and 2007, respectively.

	For the period ended September 30,
	2008	2007

Computed “expected” tax expense	$3,328,920	$1,445,063
Permanent expenses	—	—

Income tax expense	$3,328,920	$1,445,063

The provisions for income taxes for each of the two periods ended September 30, 2008 and 2007 are summarized as follows:

	As of September 30
	2008	2007

Current	$3,328,920	$1,445,063
Deferred	—	—

Total income tax expenses	$3,328,920	$1,445,063

Under the provisions of FAS 109, deferred tax assets and liabilities are recognized for temporary differences.  The Company has examined provisions, reserves, inventory valuation methods, depreciation, and amortization of intangibles, and while there were certain temporary differences, such temporary differences were immaterial to the Company.

One of the subsidiaries of the Company, Fogang Guozhu Precision Mold Co. Ltd. enjoys a tax holiday for the year of 2006 and 2007 and the corresponding taxable profits are exempted from enterprise income tax. Save as mentioned above, there are no differences between the accounting and taxable income and expenses of the Company.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

Due to a related party represented a loan from a shareholder as of September 30, 2008 for the purposes of working capital. The amount is unsecured, interest-bearing at 6% per annum and repayable within 12 months.

NOTE 11 - PREFERRED STOCK

The Company has 25,000,000 shares of Series A Convertible Preferred Stock authorized at $0.001 par value per share (the “Preferred Stock”).

On August 27, 2007, the Company entered into an Agreement for Share Exchange with China Valley Development Limited, a British Virgin Islands company (“CVDL”) and Cai Yingren and Wu Wen, individually, the owners and shareholders of CVDL to acquired 100% ownership interest in CVDL from Cai Yingren and Wu Wen at a consideration of 29,750,000 shares of our common stock and 5,000,000 shares of Preferred Stock. Each share of Preferred Stock is convertible into 5 shares of the Company’s common stock, par value $.001 per share. On April 11, 2008, the 5,000,000 Preferred Stock were converted into 25,000,000 common stocks of the Company.

On April 11, 2008, the 5,000,000 shares of Preferred Stock were converted into 25,000,000 shares of common stocks of the Company.

NOTE 12 - COMMON STOCK

The Company has 175,000,000 shares of common stock authorized at $0.001 par value per share.

On August 27, 2007, the Company entered into an Agreement for Share Exchange with China Valley Development Limited, a British Virgin Islands company (“CVDL”) and Cai Yingren and Wu Wen, individually, the owners and shareholders of CVDL to acquire 100% ownership interest in CVDL from Cai Yingren and Wu Wen at a consideration of 29,750,000 shares of our common stock and 5,000,000 shares of Preferred Stock. Immediately following completion, the Company had a total of approximately 50,000,000 shares of common stock issued and outstanding. On April 11, 2008, the 5,000,000 Preferred Stock were converted into 25,000,000 common stocks of the Company.

On April 11, 2008, the 5,000,000 shares of Preferred Stock were converted into 25,000,000 shares of common stocks of the Company.

NOTE 13 - COMMITMENTS

The Company has capital commitments for $227,000 as of September 30, 2008.

The Company entered into unconditional purchase commitments for raw materials, packing materials and advertising for $0 within one year as of September 30, 2008.

As of September 30, 2008, the Company had remaining outstanding commitments with respect to its non-cancelable operating leases for its office amounted to $14,083 within one year and $13,230 over one year.

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

On August 26, 2007, we entered into and closed an Agreement for Share Exchange with China Valley Development Limited, a British Virgin Islands company (“CVDL”), Cai Yingren and Wu Wen, individually, the owners and shareholders of CVDL. We acquired 100% ownership interest in CVDL from Cai Yingren and Wu Wen at a consideration of 29,750,000 shares of our common stock and 5,000,000 shares of preferred stock. Immediately following completion we had a total of approximately 50,000,000 shares of common stock and 5,000,000 shares of preferred stock issued and outstanding. This business combination has been accounted for as a reverse merger with China Valley being the accounting acquirer. Accordingly, the Company’s historical financial statements have been prepared to give retroactive effect to the reverse merger, and represent the operations of China Valley.

China Valley acquired 100% ownership of Guozhu Holdings Limited, a Hong Kong registered company on August 24, 2007. Since the ownership of the Company and Guozhu Holdings Limited were the same and they were under the control of one same shareholder, the merger was accounted for as a transaction between entities under common control, whereby the Company recognized the assets and liabilities transferred at their carrying amounts. Accordingly, China Valley’s historical financial statements have been prepared to give retroactive effect to the merger, and represent the operations of the Company and Guozhu Holdings Limited.

On August 16,, 2007, Guozhu Holdings Limited owns 100% ownership of Fogang Guozhu Plastics Company Limited and Guangdong Guozhu Precision Mold Company Limited, both of which are registered in China. Also, through Excellent Fame Investments Limited, Guozhu Holdings Limited’s wholly owned subsidiary registered in Hong Kong, Guozhu Holdings Limited also owns 100% of Fogang Guozhu Blowing Equipment Company Limited, a Chinese registered company. Since Guozhu Holdings Limited, Excellent Fame Investments Limited and the three Chinese registered companies were under the control of one same shareholder, these mergers were accounted for as transactions among entities under common control, whereby Guozhu Holdings Limited recognized the assets and liabilities transferred at their carrying amounts. Accordingly, Guozhu Holdings Limited’s historical financial statements have been prepared to give retroactive effect to the mergers, and represent the operations of Guozhu Holdings Limited, Excellent Fame Investments Limited and the three Chinese registered companies.

The principle operations of Guangdong Guozhu Precision Mold Company Limited are the manufacturing and sale of precision mold and PVC products while the principle operations of Fogang Guozhu Blowing Equipment Company are the manufacturing and sale of blowing equipment and plastic production machinery. The principle operations of Fogang Guozhu Plastics Company Limited are plastic bottle and PVC products manufacturing.

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

Results of Operations - Three Months Ended September 30, 2008 as Compared to Three Months Ended September 30, 2007

The following table summarizes the results of our operations during the three months periods ended September 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three months period ended September 30, 2008 to the three months period ended September 30, 2007.

	Three months ended September 30,
	2008	2007	Increase	% increase
Revenue	$10,978,444	$4,245,224	6,733,220	159%
Cost of Goods Sold	7,723,918	3,007,264	4,716,654	157%
Gross Profit	3,254,526	1,237,960	2,016,566	163%
General and Administrative Expenses	795,408	303,655	491,753	162%
Sales and Marketing Expenses	246,330	209,381	36,949	18%
Total Operating Expenses	1,041,738	513,036	528,702	103%
Income from Operation	2,212,788	724,924	1,487,864	205%
Other Income (expense)	(34,921)	73,646	(108,567)	-147%
Interest Expenses (Income)	(27,156)	(9,807)	(17,349)	177%
Income before Income Tax	2,150,711	788,763	1,361,948	173%
Provision for Taxes	638,715	200,880	437,835	218%
Net income	1,511,996	587,883	924,113	157%

Revenues

Sales revenue increased from $4,245,224 for the three months period ended September 30, 2007 to $10,978,444 for the same period of 2008, an increase of 6,733,220 or 159%. In terms of product lines, sale of blowing machines, molding and bottles production grew from $2,273,894, $1,369,732 and $592,894 for the third quarter of 2007 to $6,313,994, $3,665,341 and $999,109 for the same period of 2008, an increase of $4,040,100, $2,295,609 and $406,215 respectively,

The increase in revenue was mainly due to the increase in market acceptance of our products, particular in those high-end products and the growing demand from the growing drink and beverage industry in China. In the period, middle sized or above bottle drinks production companies continued to upgrade their production lines to high speed machines in order to satisfy the growing demand of bottles drinks in the consumer market in China.

Cost of goods sold and gross profit

Cost of goods sold for the three months period ended September 30, 2008 was $7,723,918, an increase of $4,716,654 or 157% compared to $3,007,264 of the same period in 2007. The increase of cost of good was a result of an increase in sales.

Our gross profit increased $2,016,566, or 163%, to $3,254,526 for the quarter ended September 30, 2008 from $1,237,960 during the same period in 2007. Gross profit as a percentage of revenue was 30% for the third quarter of 2008, an increase of 1% from 29% during the same period in 2007. During the third quarter of 2008, we successfully sold more blowing machines with high gross profit ratio to compensate the increase in price level of raw material cost and direct labor cost and thus increased our gross profit ratio.

General and Administrative

General and administrative expenses increased from $303,655 for the three months period ended September 30, 2007 to $795,408 for the same period of 2008, or an increase of 491,753.

The increase in general and administrative expenses in the third quarter of 2008 compared to that of the same period of 2007 was primarily due to the expansion of operation which led to the increase in staff cost, traveling and entertainment and due to the listing obligation which incurred more legal and professional cost. The general and administrative expenses for the third quarter of 2008 mainly consisted of staff cost, traveling and entertainment and legal and professional cost.

Sales and marketing

Selling and marketing expenses, including distribution expenses increased from $209,381 in the third quarter of 2007 to $246,330 for the same period of 2008, or an increase of 36,949.

The increase in the selling and marketing expenses is primary due to the increase in marketing and traveling cost because of the increase in sales activities in the third quarter of 2008. The selling and marketing expenses for the third quarter of 2008 mainly consisted of wages, freight charges and traveling expenses.

Income before income tax and income taxes expenses

Income before income tax was $2,150,711 for the third quarter of 2008 compared to $788,763 for the same period of 2007, representation an increase of $1,361,948. The increase was mainly due to the increase in revenue.

Provision for taxes

Provision for taxation for the three months period ended September 30, 2008 was $638,715, compared to $200,880 for the three months period ended September 30, 2007. The Company’s effective tax rate for the third quarter of 2008 was 29.7%.

Net income

Net income for the third quarter of 2008 was $1,511,996, representing an increase of $924,113 from the same period in 2007. The increase was mainly due to the increase in revenue and hence net income because of the increase in sales of our products from the drinks and beverage industry. Net margin for the third quarter of 2008 was 13.8%

Results of Operations - Nine Months Ended September 30, 2008 as Compared to Nine Months Ended September 30, 2007

The following table summarizes the results of our operations during the nine months periods ended September 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the nine months period ended September 30, 2008 to the nine months period ended September 30, 2007.

	Nine months ended September 30,
	2008	2007	Increase	% increase

Revenue	$50,193,533	$21,784,085	28,409,448	130%
Cost of Goods Sold	34,002,465	13,714,933	20,287,532	148%
Gross Profit	16,191,068	8,069,152	8,121,916	101%
General and Administrative Expenses	2,452,927	860,462	1,592,465	185%
Sales and Marketing Expenses	1,406,103	760,356	645,747	85%
Total Operating Expenses	3,859,030	1,620,818	2,238,212	138%
Income from Operation	12,332,038	6,448,334	5,883,704	91%
Other Income (expense)	450,710	391,324	59,386	15%
Interest Expenses (Income)	(237,005)	(28,801)	(208,204)	723%
Income before Income Tax	12,545,743	6,810,857	5,734,886	84%
Provision for Taxes	3,328,920	1,445,063	1,883,857	130%
Net income	9,216,823	5,365,794	3,851,029	72%

Revenues

Sales revenue increased from $21,784,085 for the nine months period ended September 30, 2007 to $50,193,533 for the same period of 2008, an increase of 28,409,448 or 130%. In terms of product lines, sale of blowing machines, molding and bottles production grew from $13,749,573, $6,076,091 and $1,920,675 for the first nine months of 2007 to $32,304,438, $13,786,464 and $4,102,631 for the same period of 2008, an increase of $18,554,865, $7,710,373 and $2,181,956 respectively.

The increase in revenue was mainly due to the increase in market acceptance of our products, particular in those high-end products and the growing demand from the growing drink and beverage industry in China. In the period, middle sized or above bottle drinks production companies continued to upgrade their production lines to high speed machines in order to satisfy the growing demand of bottles drinks in the consumer market in China.

Cost of goods sold and gross profit

Cost of goods sold for the nine months period ended September 30, 2008 was $34,002,465, an increase of $20,287,532 or 148% compared to $13,714,933 for the same period in 2007. The increase of cost of good was a result of an increase in sales.

Our gross profit increased $8,121,916, or 101%, to $16,191,068 for the nine months period ended September 30, 2008 from $8,069,152 during the same period in 2007. Gross profit as a percentage of revenue was 32% for the nine month period ended September 30, 2008, a decrease of 5% from 37% during the same period in 2007. In the period, the increase in price level of raw material cost and direct labor cost reduced our gross profit ratio in blowing machines and thus the overall gross profit ratio.

General and Administrative

General and administrative expenses increased from $860,462 for the nine months period ended September 30, 2007 to $2,452,927 for the same period of 2008, or an increase of 1,592,465.

The increase in general and administrative expenses for the nine months period ended September 31, 2008 compared to that of the same period of 2007 was primarily due to the expansion of operation which led to the increase in staff cost, traveling and entertainment and due to the listing obligation which incurred more legal and professional cost. The general and administrative expenses for the nine months period ended September 31, 2008 mainly consisted of staff cost, traveling and entertainment and legal and professional cost.

Sales and marketing

Selling and marketing expenses, including distribution expenses increased from $760,356 for the nine months period ended September 30, 2007 to $1,406,103 for the same period of 2008, or an increase of 645,747.

The increase in the selling and marketing expenses is primary due to the increase in advertising, marketing and exhibition cost and traveling cost because of the increase in sales activities and participation of more overseas exhibitions in the first nine months of 2008. The selling and marketing expenses for the first nine months of 2008 mainly consisted of advertising, marketing and exhibition cost and traveling expenses.

Income before income tax and income taxes expenses

Income before income tax was $12,545,743 for the nine months period ended September 31, 2008 compared to $6,810,857 for the same period of 2007, representation an increase of $5,734,886. The increase was mainly due to the increase in revenue.

Provision for taxes

Provision for taxation for the nine months period ended September 30, 2008 was $3,328,920, compared to $1,445,063 for the same period of 2007. The Company’s effective tax rate for the nine months period ended September 31, 2008 was 26.5%.

Net income

Net income for the first nine months of 2008 was $9,216,823, representing an increase of $3,851,029 from the same period in 2007. The increase was mainly due to the increase in revenue and hence net income because of the increase in sales of our products from the drinks and beverage industry. Net margin for the nine months period ended September 31, 2008 was 18.4%.

Liquidity and Capital Resources

Cash
Our cash balance at September 30, 2008, was $856,463, representing a decrease of $519,323 compared with our cash balance of 1,375,786 at December 31, 2007.

Cash Flow

	Nine months ended September 30
	2008	2007
Net cash provided by operating activities	$1,357,083	$1,380,749
Net cash used in investing activities	$(1,453,033)	$(1,837,347)
Net cash (used in) / provided by financing activities	$(1,460,280)	$1,333,480
Net (decrease) / increase in cash	$(1,556,230)	$876,882

Cash inflows from operations during the nine months ended September 30, 2008 amounted to $1,357,083 as compared to net cash inflows from operations of $1,380,749 in the same period of 2007. The decrease in cash inflow was due primarily to an increase in our accounts receivable.

Our cash outflows used in investing activities during the nine months ended September 30, 2008 amounted to $1,453,033 as compared to the net cash used in investing activities amounted to 1,837,347 in the same period of 2007. During that period, we purchased equipment and acquired land use rights for the expansion of our production capacity.

Our cash outflows for financing activities amounted to $1,460,280 in the nine months ended September 30, 2008 as compared to cash inflows of $1,333,480 from financing activities in the same period last year. The increase in cash outflow for financing activities was primarily due to the repayment of a bank loan and a decrease in the amount due to related parties.

Working Capital

Our working capital was $13,876,466 at September 30, 2008.

We currently generate our cash flow through our operations. We believe that our cash flow generated from operations will be sufficient to sustain operations for at least the next 12 months. There is no identifiable expansion plan as of September 30, 2008, but from time to time, we may identify new expansion opportunities for which there will be a need for the use of cash.

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

Foreign Currency Exchange Rate Risk

Fluctuations in the rate of exchange between the U.S. dollar and foreign currencies, primarily the Chinese Renminbi (“RMB”), could adversely affect our financial results. During the period ended September 30, 2008, approximately all of our sales are denominated in foreign currencies. We expect that foreign currencies will continue to represent a similarly significant percentage of our sales in the future. Selling, marketing and administrative costs related to these sales are largely denominated in the same respective currency, thereby mitigating our transaction risk exposure. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial. However, for sales not denominated in U.S. dollars, if there is an increase in the rate at which a foreign currency is exchanged for U.S. dollars, it will require more of the foreign currency to equal a specified amount of U.S. dollars than before the rate increase. In such cases and if we price our products in the foreign currency, we will receive less in U.S. dollars than we did before the rate increase went into effect. If we price our products in U.S. dollars and competitors price their products in local currency, an increase in the relative strength of the U.S. dollar could result in our price not being competitive in a market where business is transacted in the local currency. All of our sales and expenses denominated in foreign currencies are denominated in the RMB. Our principal exchange rate risk therefore exists between the U.S. dollar and this currency. Fluctuations from the beginning to the end of any given reporting period result in the re-measurement of our foreign currency-denominated receivables and payables, generating currency transaction gains or losses that impact our non-operating income/expense levels in the respective period and are reported in other (income) expense, net in our combined consolidated financial statements. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Interest Rate Risk

Changes in interest rates may affect the interest paid (or earned) and therefore affect our cash flows and results of operations. However, we do not believe that this interest rate change risk is significant.

Inflation

Inflation has not had a material impact on the Company's business in recent years.

Currency Exchange Fluctuations

All of the Company's revenues and a majority of its expenses in the six months ended September 30, 2008 are denominated in RMB, and are converted into US dollar at the exchange rate of 6.984 to 1. The value of the RMB-to-U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Since 1994, the conversion of RMB into foreign currencies, including U.S. dollars, has been based on rates set by the People's Bank of China, which are set daily based on the previous day's inter-bank foreign exchange market rates and current exchange rates on the world financial markets. Since 1994, the official exchange rate for the conversion of RMB to U.S. dollars had generally been stable and RMB had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of RMB to the U.S. dollar. Under the new policy, RMB may fluctuate within a narrow and managed band against a basket of certain foreign currencies. Recently there has been increased political pressure on the Chinese government to decouple the RMB from the United States dollar. At the recent quarterly regular meeting of People's Bank of China, its Currency Policy Committee affirmed the effects of the reform on RMB exchange rate. Since February 2006, the new currency rate system has been operated; the currency rate of RMB has become more flexible while basically maintaining stable and the expectation for a larger appreciation range is shrinking. The Company has never engaged in currency hedging operations and has no present intention to do so.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2008. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, as of September 30, 2008 our disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because of the material weakness described below, management concluded that our internal control over financial reporting was not effective as of September 30, 2008.

The specific material weakness identified by management as of September 30, 2008 are:

(a) lack of sophisticated and capable accounting and reporting personnel;

(b) lack of timely identification, research and resolution of accounting issues; and

(c) lack of technical accounting expertise among senior financial staff regarding US GAAP and the requirements of the PCAOB, and regarding preparation of financial statements.
.
Remediation of Material Weaknesses

The Company is in the process of developing and implementing remediation plans to address our material weakness. Management has taken the following actions to improve internal controls over financial reporting:

(1) establishment of more detailed policies and procedures for the preparation of financial statements under US GAAP; and

(2) hiring additional personnel to assist the Company’s accounting staff, including the use of external consultants and experienced temporary staff, to ensure that management has appropriate accounting resources.
.
Our management anticipates remedying of these deficiencies in the first half of 2009.

Changes in internal controls

There were no changes in our internal controls over financial reporting identified in connection with the evaluation that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material defaults for the quarter ended September 30, 2008.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the period covered by this report.

ITEM 5.	OTHER INFORMATION

None.

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

CHINA BOTTLES, INC.

Dated: November 14, 2008	By:	/s/ Chong Hui Zhao
Name: Chong Hui Zhao
Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Accounting and Financial Officer)