Form 10-Q/A
period 2007-09-30
China Bottles Inc
filed 2008-12-03
CIK 1156833

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

Transitional Small Business Disclosure Format: Yes ☒ No ☐

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

HUTTON HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2007
(Unaudited)
(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$835,576
Accounts receivable, net	3,942,103
Inventories	6,597,838
Prepaid expenses and other receivables	4,616,871
Amount due from a director	644,764
Total current assets	16,637,152

PROPERTY, PLANT & EQUIPMENT, NET	3,624,845
LAND USE RIGHT, NET	228,387

TOTAL ASSETS	$20,490,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,643,792
Accrued expenses and other payables	2,018,880
Customers deposits	3,920,870
Notes payable	33,311
Short term bank loans	1,732,179
Tax payable	4,487,256
Total current liabilities	14,836,288

TOTAL LIABILITIES	$14,836,288

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 25,000,000 shares authorized, 5,000,000 shares issued and outstanding	$5,000
Common stock, par value $0.001; 50,000,000 shares authorized; 50,000,000 shares issued and outstanding	$50,000
Additional paid in capital	2,685,900
Retained earnings	2,678,110
Other comprehensive income	235,086
TOTAL STOCKHOLDERS’ EQUITY	$5,654,096

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,490,384

 See accompanying notes to the condensed consolidated financial statements

HUTTON HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(RESTATED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006

REVENUE	$4,245,224	$8,108,878	$21,784,085	$21,712,259

COST OF SALES	3,007,264	4,970,700	13,714,933	13,043,929

GROSS PROFIT	1,237,960	3,138,178	8,069,152	8,668,330

EXPENSES
General and administrative	303,655	193,307	860,462	558,608
Selling and distributions	209,381	156,066	760,356	558,405

TOTAL OPERATING EXPENSES	513,036	349,373	1,620,818	1,117,013

INCOME FROM CONTINUING OPERATIONS	724,924	2,788,805	6,448,334	7,551,317

OTHER INCOME
Sales of scraps	31,579	1,154	242,410	3,346
Sales of parts	28,099	41,253	67,241	145,887
Other income (expenses)	10,083	(3,526)	69,429	4,863
Interest income	3,885	11,300	12,244	13,580
Interest expense	(9,807)	(20,743)	(28,801)	(20,500)

INCOME BEFORE PROVISION FOR INCOME TAXES	788,763	2,818,243	6,810,857	7,698,493

PROVISION FOR INCOME TAXES	200,880	594,907	1,445,063	1,603,133

NET INCOME	$587,883	$2,223,336	$5,365,794	$6,095,360

OTHER COMPREHENSIVE INCOME
Gain/(loss) on Foreign Exchange Translation	53,745	(91,167)	120,047	(45,245)

COMPREHENSIVE INCOME	$641,628	$2,132,169	$5,485,841	$6,050,115

NET INCOME PER SHARE - BASIC	$0.02	$0.07	$0.18	$0.20
WEIGHTED AVERAGE SHARES - BASIC	31,070,652	29,750,000	30,195,055	29,750,000
NET INCOME PER SHARE - DILUTED	$0.01	$0.04	$0.10	$0.11
WEIGHTED AVERAGE SHARES - DILUTED	56,070,652	54,750,000	55,195,055	54,750,000

  See accompanying notes to the condensed consolidated financial statements

HUTTON HOLDINGS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(RESTATED)

	For the Nine Months Ended September 30,
	2007	2006

Cash Flows From Operating Activities:
Net income	$5,365,794	$6,095,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	264,371	224,900
Amortization of land use rights	2,998	1,940
Changes in operating Assets and liabilities:
Increase in accounts receivable	(1,614,411)	(1,142,333)
Increase in inventories	(2,018,732)	(2,464,027)
Increase in prepaid expenses and other receivable	(3,276,438)	(905,574)
Increase in accounts payable	1,134,462	2,444,067
(Decrease)/increase in accrued expenses and other payables	(3,585,517)	2,712,657
Increase in customers deposits	1,811,258	1,159,773
(Decrease)/increase in notes payable	(73,334)	4,254
Increase in taxes payable	3,370,298	721,617
Net cash provided by operating activities	1,380,749	8,852,634

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(1,079,713)	(478,283)
Purchase of land use right	(112,870)	-
Increase in amount due from a director	(644,764)	-
Net cash used in investing activities	(1,837,347)	(478,283)

Cash Flows From Financing Activities:
Decrease in amount due to a related party	(14,969)	(14,669)
Proceeds from bank loans	1,348,449	-
Decrease in amount due to a director	-	(84,921))
Net cash provided by/(used in) financing activities	1,333,480	(99,590)

Net increase in cash and cash equivalents	876,882	8,274,761

Effect of foreign exchange rate changes	(538,384)	327,698

Cash and Cash Equivalents at Beginning of Period	497,078	266,091

Cash and Cash Equivalents at the End of Period	$835,576	$8,868,550

See accompanying notes to the condensed consolidated financial statements

HUTTON HOLDINGS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2007

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

The unaudited condensed consolidated financial statements of Hutton Holdings Corporation and subsidiaries (the “Company”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operation. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year.

All material inter-company accounts and transactions have been eliminated in consolidation.

The Company is engaged in production of beverage bottle which mainly is made of PET, a type of plastic with desirable characteristic for packaging including clear and wide range of color and shape, tough, good resistance to heat, moisture, dilute acid, and recyclable. The Company produces, markets and sells full range of beverage bottle production machineries including high speed injection molding machines, semi-automatic and high speed automatic plastics stretch blow molding machines, infrared ray perform heater, label heat shrinker and perform injection mold and blowing mold.

The Company was incorporated under the laws of the State of Nevada on February 26, 2001, as Geraco, Inc. On December 15, 2004, the Company changed its name to Hutton Holdings Corporation. On April 3, 2008, the Company changed its name to China Bottles, Inc.

On August 26, 2007, the Company entered into and closed an Agreement for Share Exchange with China Valley Development Limited, a British Virgin Islands company (“CVDL”), Cai Yingren and Wu Wen, individually, the owners and shareholders of CVDL. The Company acquired 100% ownership interest in CVDL from Cai Yingren and Wu Wen at a consideration of 29,750,000 shares of our common stock and 5,000,000 shares of preferred stock. The Agreement for Share Exchange resulted in a change of control of the Company. For accounting purposes such share exchange was treated as an acquisition of the Company by, and a re-capitalization of, CVDL. CVDL is the accounting acquirer and the results of its operations carry over under reverse merger accounting.

On August 24, 2007, China Valley acquired 100% ownership of Guozhu Holdings Limited, a Hong Kong registered company. Since the ownership of the Company and Guozhu Holdings Limited were the same and they were under the control of one same shareholder, the merger was accounted for as a transaction between entities under common control, whereby the Company recognized the assets and liabilities transferred at their carrying amounts. Accordingly, China Valley’s historical financial statements have been prepared to give retroactive effect to the merger, and represent the operations of the Company and Guozhu Holdings Limited.

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

Trade receivables are recognized and carried at the original invoice amount less allowance for any uncollectible amounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred. The Company did not have provide an allowance for doubtful accounts for nine months ended September 30, 2007. There were no bad debts incurred for nine months ended September 30, 2007.

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

Amortization expense was $2,998 and $1,940 for the periods ended September 30, 2007 and 2006, respectively.

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

(h)	Accounting for the Impairment of Long-Lived Assets

The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There were no impairments of long-lived assets for the periods ended September 30, 2007 and 2006.

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

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of September 30, 2007, the Company has 5,000,000 shares of Series A Convertible Preferred Stock issued and outstanding and each share of Preferred Stock is convertible into 5 shares of the Company’s common stock. So such Series A Convertible Preferred Stock were considered as dilutive in nature as of September 30, 2007.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income available to common stockholders	$587,883	$2,223,336	$5,365,794	$6,095,360

Denominator:
Weighted-average common shares outstanding	31,070,652	29,750,000	30,195,055	29,750,000
Dilutive effect of preferred stock	25,000,000	25,000,000	25,000,000	25,000,000
Weighted-average common shares outstanding, assuming dilution	56,070,652	54,750,000	55,195,055	54,750,000

Net income per share
Basic	$0.02	$0.07	$0.18	$0.20
Diluted	$0.01	$0.04	$0.10	$0.11

(m)	Retirement Benefits

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

(n)	Comprehensive Income

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

(o)	Foreign Currency Translation

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

September 30, 2007

Period end RMB : US$ exchange rate	7.505
Average RMB : US$ exchange rate for the reporting period	7.663

Period end HK$ : US$ exchange rate	7.800
Average HK$ : US$ exchange rate for the reporting period	7.800

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

(q)	Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 4 - ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

September 30, 2007

Accounts receivable	$3,942,103
Less: Allowance for doubtful accounts	-

Accounts receivable, net	$3,942,103

NOTE 5 - NOTES RECEIVABLE

Notes receivable are bank acceptance notes collected from customers. All the notes are interest-free and are to be received within 6 months

NOTE 6 - INVENTORIES

Inventories consisting of raw materials and finished goods are stated at the lower of weighted average cost or market value. Inventories are bottled water and its raw material to manufacture the bottles.

Inventories as of September 30, 2007 are summarized as follows:
September 30, 2007

Raw materials	$3,054,993
Work-in-progress	1,050,368
Finished goods	2,492,477

Total	$6,597,838

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

Property, plant and equipment of the Company consist primarily of manufacturing facilities and equipment owned and operated by the Company’s wholly owned subsidiaries in China. Property, plant and equipment as of September 30, 2007 are summarized as follows:

September 30, 2007

At cost:
Buildings	$1,190,268
Machinery and equipment	3,624,016
Motor Vehicles	298,560
Furniture and fixtures	192,075
Construction in progress	-
5,304,919

Less: Accumulated depreciation
Buildings	$115,901
Machinery and equipment	1,354,379
Motor Vehicles	136,847
Furniture and fixtures	72,947
1,680,074

Plant and equipment , net	$3,624,845

Depreciation expense for the periods ended September 30, 2007 and September 30, 2006, was $264,371 and $224,900, respectively.

NOTE 9 - LAND USE RIGHT

Land use rights of the Company are being amortized using the straight-line method over the lease term of 50 years. Amortization expense for the periods ended September 30, 2007 and September 30, 2006 was $2,998 and $1,940, respectively.

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

Customer deposits, accrued expenses and other payables as of September 30, 2007 are summarized as follows:
September 30, 2007

Customer deposits	$3,920,870
Accrued expenses	53,298
Other payables	1,806,333

Total	$5,780,501

NOTE 11 - NOTES PAYABLE

Notes payable are bank guaranteed notes collected by suppliers. All the notes are interest-free and are to be repaid within 6 months

NOTE 12 - SHORT TERM DEBT

All the short-term bank loans are repayable within 12 months and are unsecured.

Short-term loans are summarized as follows:

Due date	Interest rate per annum	September 30, 2007

June 29, 2008	8.541%	$1,065,956
September 19, 2008	8.748%	666,223

NOTE 13 - INCOME TAX

(a) Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong and PRC, the statutory corporate income tax rates are 17.5% for Hong Kong and 33% in PRC. The corporate income tax rates applicable to the Company and its subsidiaries for the periods ended September 30, 2007 and 2006 were as follows:

	September 30, 2007	September 30, 2006

Fogang Guozhu Plastics Co. Ltd.	33%	33%
Fogang Guozhu Blowing Equipment Co. Ltd.	33%	33%
Fogang Guozhu Precision Mold Co. Ltd	33%	33%

The actual and effective corporate income tax was 21% and 21% for the periods ended September 30, 2007 and 2006, respectively.

(b) Value Added Tax ("VAT")

There is no VAT under current tax laws in Hong Kong.

In accordance with the current tax laws in the PRC, the VAT rate for the PRC subsidiaries for export sales is 8.5% to 10% and domestic sales is 17%. VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but may offset this tax liability from the VAT for the taxes that it has paid on eligible purchases. The VAT payables have been accrued and reflected as others payable in the accompanying consolidated balance sheets.

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

Due to a related party represented a loan from a shareholder as of September 30, 2007.

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

NOTE 17 - RESTATEMENT

The Company has restated its previously issued consolidated financial statements for the periods ended September 30, 2007 and 2006. The balance sheets as of September 30, 2007 and the results of operations for the three and nine months ended September 30, 2007 and 2006, and cash flows for the years ended September 30, 2007 and 2006 have been restated from amounts previously reported.

The Company is restating its financial statements to correct the application of an accounting principle involving the reporting of a business combination which has resulted in a change in the reporting entity. As reported in Note 1 to these financial statements, China Valley Development Limited (CVDL) was incorporated under the laws of the British Virgin Islands on July 5, 2005. On August 24, 2007 CVDL acquired 100% ownership of Guozhu Holdings Limited, a Hong Kong registered company (Guozhu). On August 16, 2007 Guozhu acquired Fogang Gouzhu Plastics Company Limited, Guangdon Guozhu Precison Mold Company Limited and Excellent Frame Investments Limited, a Company that owned 100% of an operating subsidiary, Fogang Guozhu Blowing Equipment Company Limited.

The business combination between CVDL and Guozhu transacted on August 24, 2007 was reported as a business combination with entities under common control, as the sole shareholder of the Company was also the sole shareholder of Guozhu. But the acquisitions of the three operating companies on August 16, 2007 were reported using the purchase method of accounting. The Company has now determined that the acquisition of the three operating companies by Guozhu should have been accounted for acquisitions of entities under common control. Using this method of accounting, Guozhu along with its operating subsidiaries is considered to be the accounting acquirer and the historical results of Guozhu and its operating subsidiaries should be reported in the financial statements of the Company.

The following tables summarize the impact of the restatement adjustments on the previously issued consolidated balance sheet as of September 30, 2007.

	September 30, 2007
	As previously reported	Total adjustments	As restated
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$806,563	$29,013	$835,576
Accounts receivable, net	4,776,331	(834,228)	3,942,103
Inventories	6,956,046	(358,208)	6,597,838
Notes receivable	26,649	(26,649)	-
Prepaid expenses and other receivables	4,544,515	72,356	4,616,871
Amount due from a director	1,165,605	(520,841)	644,764
Total current assets	18,275,709	(1,638,557)	16,637,152

PROPERTY, PLANT & EQUIPMENT, NET	2,994,211	630,634	3,624,845
LAND USE RIGHT, NET	199,076	29,311	228,387

TOTAL ASSETS	$21,468,996	$(978,612)	$20,490,384

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$2,578,041	$65,751	$2,643,792
Accrued expenses and other payables	1,598,007	420,873	2,018,880
Customers deposits	5,108,454	(1,187,584)	3,920,870
Amount due to a director	56,299	(56,299)	-
Notes payable	33,312	(1)	33,311
Short term bank loans	1,732,202	(23)	1,732,179
Tax payable	1,586,230	2,901,026	4,487,256
Total current liabilities	12,692,545	2,143,743	14,836,288

TOTAL LIABILITIES	$12,692,545	$2,143,743	$14,836,288

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 25,000,000 shares authorized; 5,000,000 shares issued and outstanding	$5,000	$-	$5,000
Common stock, par value $0.001; 50,000,000 shares authorized; 50,000,000 shares issued and outstanding	50,000	-	50,000
Additional paid in capital	7,307,188	(4,621,288)	2,685,900
Retained earnings	639,289	2,038,821	2,678,110
Other comprehensive income	774,974	(539,888)	235,086
TOTAL STOCKHOLDERS’ EQUITY	$8,776,451	$(3,122,355)	$5,654,096

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,468,996	$(978,612)	$20,490,384

The following tables summarize the impact of the restatement adjustments on the previously issued consolidated statements of operations for the three months ended September 30, 2007 and 2006.

	For the Three Months Ended September 30, 2007			For the Three Months Ended September 30, 2006
	As previously reported	Total adjustments	As restated	As previously reported	Total adjustments	As restated
REVENUE	$2,484,959	$1,760,265	$4,245,224	$-	$8,108,878	$8,108,878

COST OF SALES	1,552,467	1,454,797	3,007,264	-	4,970,700	4,970,700

GROSS PROFIT	932,492	305,468	1,237,960	-	3,138,178	3,138,178

EXPENSES
General and administrative	153,522	150,133	303,655	-	193,307	193,307
Selling and distributions	92,201	117,180	209,381	-	156,066	156,066
Finance	8,186	(8,186)	-	-	-	-

TOTAL OPERATING EXPENSES	253,909	259,127	513,036	-	349,373	349,373

INCOME FROM CONTINUING OPERATIONS	678,583	46,341	724,924	-	2,788,805	2,788,805

OTHER INCOME	37,311	(37,311)			0
Sales of scraps	-	31,579	31,579	-	1,154	1,154
Sales of parts	-	28,099	28,099	-	41,253	41,253
Other income (expenses)	-	10,083	10,083	-	(3,526)	-3,526
Interest income	-	3,885	3,885	-	11,300	11,300

INTEREST EXPENSES	-	(9,807)	(9,807)	-	(20,743)	-20,743

INCOME BEFORE PROVISION FOR INCOME TAXES	715,894	72,869	788,763	-	2,818,243	2,818,243

PROVISION FOR INCOME TAXES	88,490	112,390	200,880	-	594,907	594,907

NET INCOME	$627,404	$(39,521)	$587,883	$-	$2,223,336	$2,223,336

OTHER COMPREHENSIVE INCOME
Gain/(loss) on Foreign Exchange Translation	774,974	(721,229)	53,745	-	(91,167)	(91,167)

COMPREHENSIVE INCOME	$1,402,378	$(760,750)	$641,628	$-	$2,132,169	$2,132,169

NET INCOME PER SHARE BASIC	$0.01		$0.02	$0.00		$0.07
WEIGHTED AVERAGE SHARES BASIC	50,000,000		31,070,652	50,000,000		29,750,000
NET INCOME PER SHARE DILUTED	$0.01		$0.01	$0.00		$0.04
WEIGHTED AVERAGE SHARES DILUTED	50,000,000		56,070,652	50,000,000		54,750,000

The following tables summarize the impact of the restatement adjustments on the previously issued consolidated statements of operations for nine months ended September 30, 2007 and 2006.

	For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
	As previously reported	Total adjustments	As restated	As previously reported	Total adjustments		As restated
REVENUE	$2,514,001	$19,270,084	$21,784,085	$-		$21,712,259	$21,712,259

COST OF SALES	1,572,227	12,142,706	13,714,933	-		13,043,929	13,043,929

GROSS PROFIT	941,774	7,127,378	8,069,152			8,668,330	8,668,330

EXPENSES
General and administrative	199,135	661,327	860,462	872		557,736	558,608
Selling and distributions	94,209	666,147	760,356	-		558,405	558,405
Finance	8,475	(8,475)	-	-		-	-

TOTAL OPERATING EXPENSES	301,819	1,318,999	1,620,818	872		1,116,141	1,117,013

INCOME FROM CONTINUING OPERATIONS	639,955	5,808,379	6,448,334	(872)		7,552,189	7,551,317

OTHER INCOME	96,657	(96,657)	-	-		-	-
Sales of scraps		242,410	242,410			3,346	3,346
Sales of parts		67,241	67,241			145,887	145,887
Other income (expenses)		69,429	69,429			4,863	4,863
Interest income		12,244	12,244			13,580	13,580

INTEREST EXPENSES		(28,801)	(28,801)			(20,500)	-20,500

INCOME BEFORE PROVISION FOR INCOME TAXES	736,612	6,074,245	6,810,857	(872)		7,699,365	7,698,493

PROVISION FOR INCOME TAXES	88,490	1,356,573	1,445,063	-		1,603,133	1,603,133

NET INCOME	$648,122	$4,717,672	$5,365,794	$(872)		$6,096,232	$6,095,360

OTHER COMPREHENSIVE INCOME
Gain/(loss) on Foreign Exchange Translation	774,974	(654,927)	120,047	(872)		(44,373)	(45,245)

COMPREHENSIVE INCOME	$1,423,096	$4,062,745	$5,485,841		$	$ 6,050,115	$6,050,115

NET INCOME PER SHARE - BASIC	$0.01		$0.18	$0.00			$0.20
WEIGHTED AVERAGE SHARES - BASIC	50,000,000		30,195,055	50,000,000			29,750,000
NET INCOME PER SHARE - DILUTED	$0.01		$0.10	$0.00			$0.11
WEIGHTED AVERAGE SHARES - DILUTED	50,000,000		55,195,055	50,000,000			54,750,000

The following tables summarize the impact of the restatement adjustments on the previously issued consolidated statements of cash flows for nine months ended September 30, 2007 and 2006.

	For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
	As previously reported	Total adjustments	As restated	As previously reported	Total adjustments	As restated
Cash Flows From Operating Activities:
Net income	$648,122	$4,717,672	$5,365,794	$(872)	$6,096,232	$6,095,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,827	221,544	264,371	-	224,900	224,900
Amortization of land use rights	496	2,502	2,998	-	1,940	1,940
Changes in operating Assets and liabilities:
Increase in accounts receivable	(4,776,331)	3,161,920	(1,614,411)	-	(1,142,333)	(1,142,333)
(Increase) Decrease in notes receivable	(26,649)	26,649	-	-	-	-
Increase in inventories	(6,956,046)	4,937,314	(2,018,732)	-	(2,464,027)	(2,464,027)
Increase in prepaid expenses and other receivable	(4,543,309)	1,266,871	(3,276,438)		(905,574)	(905,574)
Increase in amount due from a director	(1,165,605)	520,841	(644,764)		-	-
Decrease in amount due to a director	56,299	(56,299)	-		(84,921)	(84,921)
Increase in accounts payable	2,561,222	(1,426,760)	1,134,462		2,444,067	2,444,067
(Decrease)/increase in accrued expenses and other payables	1,591,600	(5,177,117)	(3,585,517)	872	2,711,785	2,712,657
Increase in customers deposits	5,108,454	(3,297,196)	1,811,258	-	1,159,773	1,159,773
Increase (Decrease) in amount due to a related party	-14,969	14,969	-	-	-	-
(Decrease)/increase in notes payable	33,312	(106,646)	(73,334)	-	4,254	4,254
Increase in taxes payable	1,586,230	1,784,068	3,370,298	-	721,617	721,617
Net cash provided by operating activities	(5,854,347)	6,590,332	735,985	-	8,767,713	8,767,713

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(3,032,708)	1,952,995	(1,079,713)	-	(478,283)	(478,283)
Purchase of land use right	(199,572)	86,702	(112,870)	-	-	-
Net cash used in investing activities	(3,232,280)	2,039,697	(1,192,583)	-	(478,283)	(478,283)

Cash Flows From Financing Activities:
Decrease in amount due to a related party	-	(14,969)	(14,969)	-	(14,669)	(14,669)
Cash acquired from acquisition by issuing preferred and common shares	7,372,773	(7,372,773)	-	-	-	-
Proceeds from bank loans	1,732,202	(383,753)	1,348,449	-	-	-
Net cash provided by/(used in) financing activities	9,104,975	(7,771,495)	1,333,480	-	(14,669)	(14,669)

Net increase in cash	18,348	858,534	876,882	-	8,274,761	8,274,761

Effect of foreign exchange rate changes	774,974	(1,313,358)	(538,384)	-	327,698	327,698

Cash and Cash Equivalents at Beginning of Period	13,241	483,837	497,078	-	266,091	266,091

Cash and Cash Equivalents at the End of Period	$806,563	$29,013	$835,576	$-	$8,868,550	$8,868,550

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

Our Products

Our business focus is PET bottle production in beverage production process. We provide three kinds of services and products for our customers:

☐	We provide bottle production machineries so that our customer can produce bottles themselves;

☐	We provide preform injection mold and blow molds for our customers’ bottle production machines;

☐	We provide complete bottles production services;

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

	Three months ended September 30,
	2007	2006	Increase	% increase

Revenue	$4,245,224	$8,108,878	(3,863,654)	-48%
Cost of Goods Sold	3,007,264	4,970,700	(1,963,436)	-40%
Gross Profit	1,237,960	3,138,178	(1,900,218)	-61%
General and Administrative Expenses	303,655	193,307	110,348	57%
Sales and Marketing Expenses	209,381	156,066	53,315	34%
Total Operating Expenses	513,036	349,373	163,663	47%
Income from Operation	724,924	2,788,805	(2,063,881)	-74%
Other Income (expense)	73,646	50,181	23,465	47%
Interest Expenses	(9,807)	(20,743)	10,936	-53%
Income before Income Tax	788,763	2,818,243	(2,029,480)	-72%
Provision for Taxes	200,880	594,907	(394,027)	-66%
Net income	587,883	2,223,336	(1,635,453)	-74%

Revenues

Sales revenue decreased from $8,108,878 for the three months period ended September 30, 2006 to $4,245,224 for the same period of 2007, a decrease of 3,863,654 or 48%.

The decrease in revenue was mainly due to delay of most advanced high speed automatic blowing machines rollout which held up customer orders and affected normal production capacity in the first half of the quarter. The revenue returned to normal in the second half of the quarter and partly recovered the loss of revenue occurred in the first half of the quarter.

Cost of goods sold and gross profit

Cost of goods sold for the three months period ended September 30, 2007 was $3,007,264, a decrease of $1,963,436 or 40% compared to $4,970,700 of the same period in 2006. The decrease of cost of good was a result of decrease in sales.

Our gross profit decreased $1,900,218, or 61%, to $1,237,960 for the quarter ended September 30, 2007 from $3,138,178 during the same period in 2006. Gross profit as a percentage of revenue was 29% for the third quarter of 2007, a decrease of 10% from 39% during the same period in 2006. Such decrease was mainly due to the increase in price level of raw material cost and direct labor cost and increase in sales discount offered to customers.

General and Administrative

General and administrative expenses increased from $193,307 for the three months period ended September 30, 2006 to $303,655 for the same period of 2007, or an increase of 110,348.

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

Income before income tax and income taxes expenses

Income before income tax was $788,763 for the third quarter of 2007 compared to $2,818,243 for the same period of 2006, representation a decrease of $2,029,480. The decrease was mainly due to the decrease in revenue and increase in operating expenses.

Provision for taxation for the three months period ended September 30, 2007 was $200,880, compared to $594,907 for the three months period ended September 30, 2006. The Company’s effective tax rate for the three months period ended September 30, 2007 was 25.5%.

Net income

Net income for the third quarter of 2007 was $587,883, representing a decrease of $1,635,453 from the same period in 2006. The decrease was mainly due to the decrease in revenue, increase in operating expenses and hence net income because of the delay of new products introduction which held up customer orders. Net margin for the third quarter of 2007 was 13.8%

Nine Months Ended September 30, 2007 as Compared to Nine Months Ended September 30, 2006

The following table summarizes the results of our operations during the nine months periods ended September 30, 2007 and 2006, and provides information regarding the dollar and percentage increase or (decrease) from the nine months period ended September 30, 2007 to the nine months period ended September 30, 2006.

	Nine months ended September 30,
	2007	2006	Increase	% increase

Revenue	$21,784,085	$21,712,259	71,826	0%
Cost of Goods Sold	13,714,933	13,043,929	671,004	5%
Gross Profit	8,069,152	8,668,330	(599,178)	-7%
General and Administrative Expenses	860,462	558,608	301,854	54%
Sales and Marketing Expenses	760,356	558,405	201,951	36%
Finance Charge	1,620,818	1,117,013	503,805	45%
Total Operating Expenses	6,448,334	7,551,317	(1,102,983)	-15%
Income from Operation	391,324	167,676	23,465	14%
Other Income (expense)	(28,801)	(20,500)	(8,301)	40%
Income before Income Tax	6,810,857	7,698,493	(887,636)	-12%
Provision for Taxes	1,445,063	1,603,133	(158,070)	-10%
Net income	5,365,794	6,095,360	(729,566)	-12%

Revenues

Sales revenue increased from $21,784,085 for the nine months period ended September 30, 2006 to $21,712,259 for the same period of 2007, an increase of 71,826.

The revenues for periods of nine months end September 30, 2007 and 2006 were similar as the growth of revenue in the first two quarter of 2007 due to the increase in sale our two top products, the automatic blowing machines and advanced 32-cavity and 48-cavity preform injection molds which started to be popular in the drink and beverage industry were offsets by the great decrease of revenue in the third quarter of 2007 caused by reduction of production capacity and delay of customer orders.

Cost of goods sold and gross profit

Cost of goods sold for the nine months period ended September 30, 2007 was $13,714,933, an increase of $671,004 or 5% compared to $13,043,929 for the same period in 2006. The increase of cost of good was a result of increase in price level of production cost especially in cost of raw material and direct labor cost.

Our gross profit decreased $599,178, or 7%, to $8,069,152 for the nine months period ended September 30, 2007 from $8,668,330 during the same period in 2006. Gross profit as a percentage of revenue was 37% for the nine month period ended September 30, 2007, a decrease of 3% from 40% during the same period in 2006. Such decrease was mainly due to the increase in price level of raw material cost and direct labor cost.

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

Income before income tax and income taxes expenses

Income before income tax was $6,810,857 for the nine months period of 2007 compared to $7,698,493 for the same period of 2006, representation a decrease of $887,636. The decrease was mainly due to the increase in operating expenses and increase in price level of production cost.

Provision for taxation for the nine months period ended September 30, 2007 was $1,445,063, compared to $1,603,133 for the same period of 2006. The Company’s effective tax rate for the nine months period ended September 30, 2007 was 21.2%.

Net income

Net income for the nine months period ended September 30, 2007 was $5,365,794, representing a decrease of $729,566 from the same period in 2006. The decrease was mainly due to the increase in operating expenses and price level of production cost. Net margin for the nine months period ended September 30, 2007 was 24.6%.

Liquidity and Capital Resources

Cash

Our cash balance at September 30, 2007, was $835,576.

Cash Flow

	Nine months ended September 30,
	2007	2006
Net cash provided by operating activities	$1,380,749	$8,852,634
Net cash used in investing activities	$(1,837,347)	$(478,283)
Net cash provided by /(used in) financing activities	$1,333,480	$(99,590)
Net increase in cash	$876,882	$8,274,761

Cash inflows from operations during the nine months ended September 30, 2007 amounted to $1,380,749 as compared to net cash inflows from operations of $8,852,634 in the same period of 2006. The decrease in cash inflow was due primarily payments to our suppliers who offered us better price for a shorter payment term or without credit term. We also increased our pre-payments to our suppliers in order to secure the supplies and to lock up the price of raw material which showed a growing trend in the period. We adopted such approaches in order to compensate for the increase of cost of raw materials and parts of production in the period.

Our cash outflows used in investing activities during the nine months ended September 30, 2007 amounted to $1,837,347 as compared to the net cash used in investing activities amounted to 478,283 in the same period of 2006. During that period, we purchased equipment and acquired land use rights for the expansion of our production capacity and increased the amount due from a director.

Our cash inflows provided from financing activities amounted to $1,333,480 in the nine months ended September 30, 2007 as compared to cash outflows of $99,590 from financing activities in the same period last year. The increase in cash inflow from financing activities was mainly due to recipient of proceed from bank loan.

Working Capital

Our working capital was $1,800,864 at September 30, 2007.

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

ITEM 3 - CONTROL AND PROCEDURES

Restatement of Financial Statements

As discussed elsewhere in this amended and restated Form 10-QSB, we have amended our previously-issued consolidated financial statements as of September 30, 2007 and September 30, 2006 and for the periods ended September 30, 2007 and 2006. See Note 17 – Restatement in the notes to consolidated financial statements in Item 1 of this amended and restated Form 10-QSB for more detailed information regarding the amendment. In connection with this amendment, and as a result of the determination to correct the Company’s consolidated financial statements and in connection with management’s ongoing assessment of internal controls over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer undertook a special evaluation of the effectiveness of the Company’s internal control of financial reporting, in connection with accounting for reverse mergers. The material weaknesses identified below are related to the inappropriate application of purchase accounting with respect to the acquisition of the three Guozhu operating companies on August 16, 2007. The Company has now determined that the acquisition of the three operating companies by Guozhu should have been accounted for as acquisitions of entities under common control. As a result, the Company has restated its previously issued balance sheets as of September 30, 2007 and 2006 and the results of operations and cash flows for the periods ended September 30, 2007 and 2006. The Company’s management intends to take all necessary steps to address these material weaknesses. Management has retained an expert consultant to review its accounting treatments for mergers and acquisitions and to carefully validate that such treatments are in full alignment with US GAAP.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of September 30, 2007. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the Form 10-QSB for the period ended September 30, 2007 originally filed on November 14, 2007 (the “Original Form 10-QSB”), with the participation of our Chief Executive Officer and Chief Financial Officer, our management had evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of the end of the period covered by the Original Form 10-QSB, our disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with our Original Form 10-QSB, as required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the design and operating effectiveness as of September 30, 2007 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, as of September 30, 2007 our disclosure controls and procedures were not effective.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because of the material weakness described below, management concluded that our internal control over financial reporting was not effective as of September 30, 2007.

The specific material weakness identified by management as of September 30, 2007 are:

(a) lack of sophisticated and capable accounting and reporting personnel to determine the proper method of accounting for the Guozhu acquisitions;
(b) lack of timely identification, research and resolution of accounting issues; and
(c) lack of technical accounting expertise among senior financial staff regarding US GAAP and the requirements of the PCAOB, and regarding preparation of financial statements
.
Remediation of Material Weaknesses

The Company is in the process of developing and implementing remediation plans to address our material weakness. Management has taken the following actions to improve internal controls over financial reporting:

1) establishment of more detailed policies and procedures for the preparation of financial statements under US GAPP and
(2) hiring additional personnel to assist the Company’s accounting staff, including the use of external consultants and experienced temporary staff, to ensure that management has appropriate accounting resources.
.
Our management anticipates remedying of these deficiencies in the second half of 2008.

Changes in internal controls

Our Chief Executive Officer and Chief Financial Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses. We did, however, identify the material weaknesses described above with respect to our internal controls.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6- EXHIBITS

The following exhibits are furnished as part of the Quarterly Report on Form 10-QSB:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUTTON HOLDINGS CORPORATION

Dated: December 2, 2008	By:	/s/ Chong Hui Zhao
Name: Chong Hui Zhao
Title: Chief Financial Officer (Duly Authorized Officer on behalf of the Registrant and Principal Accounting and Financial Officer)