Form 10KSB/A
period 2007-12-31
China Bottles Inc
filed 2008-12-03
CIK 1156833

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _________ to _________

COMMISSION FILE NO.  000-51724

CHINA BOTTLES INC.

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

The issuer’s revenues for the fiscal year ended December 31, 2007 were $42,371,011.

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

Acquisition of Guozhu Group

We are a company with expertise in production of beverage bottle which mainly is made of PET (Polyethylene terephthalate), a type of plastic with desirable characteristics for packaging including clear and wide range of color and shape, tough, good resistance to heat, moisture, dilute acid, and recyclable. We produce, market and sell full range of beverage bottle production machineries including high speed injection molding machines, semi-automatic and high speed automatic plastics stretch blow molding machines, infrared ray perform heater, label heat shrinker and perform injection mold and blowing mold. We also provide bottle production service. We now are selling our machines using the brand name “ Guo Zhu”.

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

Corporate Milestones

We are one of the leaders in the beverage packaging production industry in China. We started our operation in 1996. Certain of our milestones are illustrated in the table below:

Milestone	Date
Commenced the beverage bottle production business	1993
Commenced the injection molds and blowing molds production services	1995
Produced and marketed the first semi-automatic blowing machine	1998
Started to export injection and blowing molds to overseas market	2000
Qualified by Coca-Cola as PET bottle providers	2000
Started to export semi-automatic blowing machine to overseas market	2002
Qualified by Coca-Cola as molds suppliers	2004
Produced and marketed the first automatic blowing machine	2004
Started to export automatic blowing machine to overseas market	2005
Produced and marketed the first perform injection molding machine	2006

Our Business

General

Our business focus is PET bottle production in beverage production process. We provide three kinds of services and products for our customers:

☐	We provide bottle production machineries so that our customer can produce bottles themselves;

☐	We provide perform injection mold and blow molds for our customers’ bottle production machines; and

☐	We provide complete bottles production services;

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

Results of Operations

Year Ended December 31, 2007 as Compared to Year Ended December 31, 2006

The following table summarizes the results of our operations during the year periods ended December 31, 2007 and 2006, and provides information regarding the dollar and percentage increase or (decrease) from the year period ended December 31, 2007 to the one-year period ended December 31, 2006.

	Year ended December 31,
	2007	2006	Increase	% increase

Revenue	$42,371,011	$25,787,621	16,583,390	64%
Cost of Goods Sold	28,625,056	18,500,817	10,124,239	55%
Gross Profit	13,745,955	7,286,804	6,459,151	89%
General and Administrative Expenses	2,717,429	572,790	2,144,639	374%
Sales and Marketing Expenses	1,047,086	827,276	219,810	27%
Total Operating Expenses	3,764,515	1,400,066	2,364,449	169%
Income from Operation	9,981,440	5,886,738	4,094,702	70%
Other Income (expense)	721,027	735,736	(14,709)	-2%
Interest Income (expense)	(95,116)	(27,977)	(67,139)	240%
Income before Income Tax	10,607,351	6,594,497	4,012,854	61%
Provision for Taxes	2,727,625	2,072,331	655,294	32%
Net income	7,879,726	4,522,166	3,357,560	74%

Revenues

Sales revenue increased from $25,787,621 for the year of 2006 to $42,371,011 for the year of 2007, an increase of 16,583,390 or 64% to that of the year 2006. In terms of product lines, sales of blowing machines, molding and bottles production grew from $16,318,728, $7,552,671 and $1,916,222 for the year of 2006, to $27,892,838, $10,934,213 and $3,506,214 for the year of 2007, an increase of $11,574,110, $3,381,542 and $1,589,992 respectively.

The increase in revenue was mainly due to the increase in sale our two top products, the automatic blowing machines and advanced 32-cavity and 48-cavity preform injection molds which started to be popular in the drink and beverage industry. The drink and beverage companies in China were competing for market share because of the high demand of bottled drinks including water, carbonated drinks and juice in China. These two top products were in high demand as they increase production efficiency of drinks company with comparable lower price than that of foreign products. These two kinds of products continued to be the growth driver of the Company for the first half year of 2007 and their demand from drinks and beverage industry would be continued.

Cost of goods sold and gross profit

Cost of goods sold for the year ended December 31, 2007 was $28,625,056, an increase of $10,124,239 or 55% compared to $18,500,817 of the same period in 2006. The increase of cost of good sold for the year of 2007 as compared that of 2006 was a result of increase in sales.

Our gross profit increased $6,459,151, or 89%, to $13,745,955 for the year ended December 31, 2007 from $7,286,804 during the same period in 2006. Gross profit as a percentage of revenue was 32% for the year of 2007, an increase of 3% from 28% during the same period in 2006. Such increase was mainly contributed by production of faster automatic blowing machines and preform molds with more cavities which has a higher gross margin compared with less advanced products sold in 2006. Gross profit as percentage of revenues with respect to blowing machines, molding and bottles production was 31%, 21% and 39%, respectively, for the year of 2007, an increase of 6%, 1% and 8% compared to that of 2006, respectively. Increase of gross profit ratio for bottle production was mainly due to improvements in production process to increase the production efficiency.

General and Administrative

General and administrative expenses increased from $572,790 in the year of 2006 to $2,717,429 in the year of 2007, representing an increase of 2,144,639 or 374%. The increase in general and administrative expenses in the year of 2007 compared to that of 2006 was primarily due to the expansion of operation which led to the increase in staff cost, traveling and entertainment and sundry expenses. The general and administrative expenses for the year of 2007 mainly consisted of staff cost, traveling and entertainment and sundry expenses.

Sales and marketing

Selling and marketing expenses, including distribution expenses, increased from $827,276 in the year ended December 31, 2006 to $1,047,086 in the same period of 2007, representing a 27% increase. The increase in the selling and marketing expenses is primary due to the increase in advertising, marketing and exhibition cost and traveling cost. The selling and marketing expenses for the year of 2007 mainly consisted of advertising, marketing and exhibition cost and traveling expenses.

Income before income tax and income taxes expenses

Income before income tax was $10,607,351 for the year of 2007 compared to $6,594,497 for the year of 2006, representation an increase of $4,012,854. The increase was mainly due to the increase in revenue.

Provision for taxation for the year of 2007 was $2,727,625, compared to $2,072,331 for the year ended December 31, 2006. The Company’s effective tax rate for the year of 2007 was 25.7%.

Net income

Net income for the year of 2007 was $7,879,726, representing an increase of $4,522,166 from the same period in 2006. The increase was mainly due to the increase in revenue and hence net income because of the increase in sale of automatic blowing machines and advanced 32-cavity and 48-cavity perform injection molds. Net margin for the year of 2007 was 18.6%

Liquidity and Capital Resources

Cash

As of December 31, 2007, the Company had $1,375,786 of cash and cash equivalents as compared to $497,078 at of December 31, 2006.

Cash Flow

	Year ended December 31
	2007	2006
Net cash from operating activities	$(547,796)	$7,795,202
Net cash used in investing activities	$(1,033,516)	$(486,002)
Net cash provided by financing activities	$2,264,400	$(7,182,767)
Net increase in cash	$681,088	$126,433

Cash outflows from operations during the year ended December 31, 2007 amounted to $547,796 as compared to net cash inflows from operations of $7,795,202 in the same period of 2006. The decrease in cash inflow was mainly due to payments to our suppliers who offered us better price for a shorter payment term. We adopted such approach in order to compensate for the increase of cost of raw materials and parts for production in the period.

Our cash outflows used in investing activities during the year ended December 31, 2007 amounted to $1,033,516 as compared to the net cash used in investing activities amounted to 486,002 in the same period of 2006. During that period, we purchased equipment and machinery for the expansion of our production capacity.

Our cash inflows from financing activities amounted to $2,262,400 in the year ended December 31, 2007 as compared to cash outflows of $7,182,767 in financing activities in the same period of 2006. The increase in cash inflow was primarily due to the decrease of dividend payout, increase in amount due to a related party and amount received from bank loan.

Working Capital

As of December 31, 2007, the working capital of the Company was $4,584,696.

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

ITEM 8A. CONTROLS AND PROCEDURES

Restatement of Financial Statements

As discussed elsewhere in this Amended and Restated Form 10-K, we have amended our previously-issued consolidated financial statements as of December 31, 2007 and December 31, 2006 and for the years ended December 31, 2007 and 2006. See Note 17 - Restatement in the notes to consolidated financial statements in Item 7 of this Amended and Restated Form 10-K for more detailed information regarding the amendment. In connection with this amendment, and as a result of the determination to correct the Company’s consolidated financial statements and in connection with management’s ongoing assessment of internal controls over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer undertook a special evaluation of the effectiveness of the Company’s internal control of financial reporting, in connection with accounting for reverse mergers. The material weaknesses identified below are related to the inappropriate application of purchase accounting with respect to the acquisition of the three Guozhu operating companies on August 16, 2007. The Company has now determined that the acquisition of the three operating companies by Guozhu should have been accounted for as acquisitions of entities under common control. As a result, the Company has restated its previously issued balance sheets as of December 31, 2007 and 2006 and the results of operations and cash flows for the years ended December 31, 2007 and 2006. The Company’s management intends to take all necessary steps to address these material weaknesses. Management has retained an expert consultant to review its accounting treatments for mergers and acquisitions and to carefully validate that such treatments are in full alignment with US GAAP.

Evaluation of disclosure controls and procedures

In connection with the Form 10-K for the fiscal year ended December 31, 2007 originally filed on April 15, 2008 (the “Original Form 10-K”), with the participation of our Chief Executive Officer and Chief Financial Officer, our management had evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of the end of the period covered by the Original Form 10-K, our disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with our Original Form 10-K, as required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness as of December 31, 2007 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act as a result of the restatement of our previously-issued consolidated financial statements as described above. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, our disclosure controls and procedures were ineffective because the Company failed to include Management’s Annual Report on Internal Control over Financial Reporting (the “Management Report”) and due to the material weaknesses in our internal control over financial reporting described below. The failure to include the Management Report resulted from the Company having inexperienced staff that is responsible for ensuring that information required to be disclosed in this Annual Report on Form 10-K is disclosed, processed, summarized and reported on a timely basis. The Company will continue to review its policies and procedures to ensure compliance and adequate personnel to facilitate these policies. Our Chief Executive Officer and Chief Financial Officer were not aware of the failure to include the Management Report at the time of filing of the Original Form 10-K and therefore concluded that disclosure controls and procedures were effective as of December 31, 2007; however upon reevalution of the design and operating effectiveness as of December 31, 2007 of our disclosure controls and procedures, the conclusion of our Chief Executive Officer and Chief Financial Officer has changed.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent detect misstatements. Also, the application of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that complication with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“COSO”). Our assessment identified deficiencies that were determined to be material weaknesses.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Because of the material weaknesses described below and our failure to include Management’s Report in the Original Form 10-K, management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

The specific material weaknesses identified by management as of December 31, 2007 are described as follows:

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

As discussed above under the heading “Evaluation of disclosure controls and procedures,” our Form 10-K for the year ended December 31, 2007 did not include management's report on internal controls over financial reporting, which was required by Item 308T of Regulation S-B. Management's conclusion that internal controls over financial reporting were not effective at December 31, 2007 is the result of the material weaknesses described above, the omission of the Management Report and the inadequate and inexperienced staffing.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Future Remediation Plan for Material Weakness

The Company is in the process of developing and implementing remediation plans to address our material weaknesses. Management has taken the following actions to improve internal controls over financial reporting:

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2007, there were no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. However, consistent with the disclosure above in connection the reevaluation of our internal controls over financial reporting, we plan to make take the above actions to improve our internal controls over financial reporting.

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

On August 27, 2007, we entered into and consummated an Agreement for Share Exchange with China Valley Development Limited (“CVDL”) and Cai Yingren and Wu Wen, individually, as the owners and shareholders of CVDL (the “Shareholders”). Pursuant to the terms of the Agreement we acquired a 100% ownership interest in CVDL in exchange for the issuance to the Shareholders of 29,750,000 shares of Common Stock and 5,000,000 shares of Series A Preferred Stock.

The Company does not currently have any independent directors.

ITEM 13. EXHIBITS

The following exhibits are included as part of this report:

Exhibit Number	Exhibit Description
2.1	Majority Stock Purchase Agreement dated May 24, 2007 (incorporated by reference to the Company’s Form 8-K dated May 29, 2007)

2.2	Agreement for Share Exchange dated August 27, 2007 (incorporated by reference to the Company’s Form 8-K dated August 31, 2007)

4.1	Articles of Incorporation (incorporated by reference to the Company’s Form SB-2 dated August 9, 2001)

4.2	By-Laws (incorporated by reference to the Company’s to the Company’s Form SB-2 dated August 9, 2001))

4.3	Certificate of Designation (incorporated by reference to the Company’s Form 8-K/A dated August 27, 2007)

4.4	Certificate of Amendment to the Company’s Articles of Incorporation (incorporated by reference to the Company’s Form 8-K/A dated January 25, 2005)

4.5	Certificate of Amendment to the Company’s Articles of Incorporation (incorporated by reference to the Company’s Schedule 14C Information Statement dated March 7, 2008)

31.1	Sarbanes Oxley Section 302 Certification of Chief Executive Officer

31.2	Sarbanes Oxley Section 302 Certification of Chief FinancialOfficer

32.1	Sarbanes Oxley Section 906 Certification of Chief Executive Officer and Chief Financial Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

With respect to the fiscal year ended December 31, 2007, the aggregate audit fees billed by our independent registered public accounting firm, Madsen, for professional services were as follows:
Fiscal Year	Audit	Other audit related		Tax	All other
2007	$88,500	$	~	~	~

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

During the fiscal years ended December 31, 2006 and 2007, the aggregate audit fees billed by our former independent registered public accounting firm, Robison, for professional services were as follows:

Fiscal Year	Audit	Other audit related		Tax	All other
June 30, 2006	$23,250	$	~	~	~
June 30, 2007	$8,195	$	~	~	~

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of December, 2008.

Date: December 2, 2008

CHINA BOTTLES, INC.

By:	/s/ Chong Hui Zhao
Chong Hui Zhao Chief Financial Officer (Principal Accounting and Financial Officer)

In accordance with the Exchange Act, this Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date: December 2, 2008
/s/ J. John Cheng
Date: December 2, 2008	J. John Cheng Chief Executivel Officer (Principal Executive Officer) /s/ Chong Hui Zhao
Chong Hui Zhao Chief Financial Officer (Principal Accounting and Financial Officer)

Date: December 2, 2008
/s/ Yingren Cai
Yingren Cai
Director

Date: December 2, 2008
/s/ Wen Wu
Wen Wu
Director

Date: December 2, 2008

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

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (“PCAOB”). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The financial statements have been restated to correct the application of an accounting principle involving the reporting of a business combination which has resulted in a change in the reporting entity. The restatement adjustments are outlined in note 17 to the financial statements.

In our opinion, these consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of the Company as of December 31, 2007 and 2006, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
April 12, 2008, except Note 17 which is dated November 26, 2008
Salt Lake City, Utah

 CHINA BOTTLES INC. AND SUBSIDIARIES
(Formerly HUTTON HOLDINGS CORPORATION)
CONSOLIDATED BALANCE SHEETS
(RESTATED)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,375,786	$497,078
Accounts receivable, net	1,494,539	2,327,692
Inventories	6,737,712	4,579,106
Prepaid expenses and other receivables	2,112,535	1,340,433
Total current assets	11,720,572	8,744,309

PROPERTY, PLANT & EQUIPMENT, NET	3,636,505	2,809,503
LAND USE RIGHT, NET	229,689	118,515
TOTAL ASSETS	$15,586,766	$11,672,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,244,801	$1,509,330
Accrued expenses and other payables	904,791	5,604,397
Amount due to a director	-	688,245
Amount due to a related company	1,556,986	-
Customers deposits	650,652	2,109,612
Notes payable	-	106,645
Short term bank loans	1,777,389	383,730
Taxes payable	1,001,257	1,116,958
Total current liabilities	7,135,876	11,518,917

TOTAL LIABILITIES	$7,135,876	$11,518,917

STOCKHOLDERS’ EQUITY
Preferred stock, Par value $0.001; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding on December 31, 2007 and 2006	$5,000	$5,000
Common stock, par value $0.001, 50,000,000 shares authorized, 50,000,000 shares and 29,750,000 shares issued and outstanding on December 31, 2007 and 2006	50,000	29,750
Additional paid-in capital	2,685,900	2,706,150
Retained earnings (Accumulated deficits)	5,177,197	(2,702,529)
Other comprehensive income	532,793	115,039
TOTAL STOCKHOLDERS’ EQUITY	$8,450,890	$153,410

TOTAL LIABILITIES AND EQUITY	$15,586,766	$11,672,327

See accompanying notes to the consolidated financial statements

CHINA BOTTLES INC. AND SUBSIDIARIES
(Formerly HUTTON HOLDINGS CORPORATION)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(RESTATED)
	For the Year Ended December 31,
	2007	2006

REVENUE	$42,371,011	$25,787,621

COST OF SALES	28,625,056	18,500,817

GROSS PROFIT	13,745,955	7,286,804

EXPENSES
General and administrative	2,717,429	572,790
Selling and distribution	1,047,086	827,276

TOTAL OPERATING EXPENSES	3,764,515	1,400,066

OPERATING INCOME	9,981,440	5,886,738

OTHER INCOME
Sales of scraps	350,792	146,135
Sales of parts	290,520	238,885
Other income	50,732	332,470
Interest income	28,983	18,246
Interest expense	(95,116)	(27,977)

INCOME BEFORE TAXES	10,607,351	6,594,497

PROVISION FOR TAXATION	2,727,625	2,072,331

NET INCOME	$7,879,726	4,522,166

OTHER COMPREHENSIVE INCOME
Gain on Foreign Exchange Translation	417,754	190,546

COMPREHENSIVE INCOME	$8,297,480	4,712,712

NET INCOME PER SHARE BASIC	$0.22	$0.15

WEIGHTED AVERAGE SHARES BASIC	35,186,986	29,750,000

NET INCOME PER SHARE DILUTED	$0.13	$0.08

WEIGHTED AVERAGE SHARES DILUTED	60,186,986	54,750,000

See accompanying notes to the consolidated financial statements

CHINA BOTTLES INC. AND SUBSIDIARIES
(Formerly HUTTON HOLDINGS CORPORATION)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007 and 2006
(RESTATED)

						(Accumulated	Accumulated
					Additional	deficits)	Other
	Preferred stock		Common stock		Paid-in	Retained	Comprehensive
	Shares	Par value	Shares	Par value	Capital	Earnings	Income	Total
Balance at January 1, 2006	5,000,000	$5,000	29,750,000	29,750	$2,706,150	$283,822	(75,507)	$2,949,215

Foreign currency translation gain	-	-	-	-	-	-	190,546	190,546

Dividend declared and paid						(7,508,517)		(7,508,517)

Net income					-	4,522,166		4,522,166

Balance at December 31, 2006	5,000,000	$5,000	29,750,000	$29,750	$2,706,150	$(2,702,529)	$115,039	153,410

Foreign currency translation gain	-	-	-	-	-	-	417,754	417,754

Recapitalization			20,250,000	20,250	(20,250)			-

Net income	-	-	-	-	-	7,879,726	-	7,879,726

BALANCE AT December 31, 2007	5,000,000	$5,000	50,000,000	$50,000	$2,685,900	$5,177,197	$532,793	$8,450,890

See accompanying notes to the consolidated financial statements.

CHINA BOTTLES INC. AND SUBSIDIARIES
(Formerly HUTTON HOLDINGS CORPORATION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(RESTATED)

	For the Year Ended December 31,
	2007	2006

Cash Flows From Operating Activities:
Net income	$7,879,726	$4,522,166
Adjustments to reconcile net income to net cash used in (provided by) operating activities:
Depreciation	308,031	301,017
Amortization of land use rights	7,443	2,581
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	833,153	(1,451,114)
Increase in inventories	(2,158,606)	(1,645,155)
Decrease in prepaid expenses and other receivable	(772,102)	(401,925)
(Decrease) increase in accounts payable	(264,529)	1,074,629
(Decrease) increase in customers deposits	(1,458,960)	358,875
(Decrease) increase in accrued expenses and other payables	(4,699,606)	4,670,489
(Decrease) increase in notes payable	(106,645)	102,328
(Decrease) increase in taxes payable	(115,701)	261,311
Net cash (used in) provided from operating activities	(547,796)	7,795,202

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(952,831)	(499,243)
Purchase of land use right	(80,685)	-
Cash acquired due to reverse merger	-	13,241
Net cash used in investing activities	(1,033,516)	(486,002)

Cash Flows From Financing Activities:
Proceeds from bank loans	1,393,659	383,730
Dividend paid	-	(7,508,517)
Decrease in amount due from a director	(688,245)	(57,980)
Increase in amount due to a related party	1,556,986	-
Net cash provided by (used in) financing activities	2,262,400	(7,182,767)

Net increase in cash	681,088	126,433

Effect of exchange rate change on cash and cash equivalents	197,638	109,655

Cash and Cash Equivalents at Beginning of the year	497,078	260,990

Cash and Cash Equivalents at the End of the year	$1,375,804	$497,078

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

NOTE 2 -  BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and all its subsidiaries. All material inter-company accounts and transactions have been eliminated. The consolidated financial statements are prepared in accordance with generally accepted accounting principles used in the United States of America.

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

Amortization expense was $3,968 and $2,581 for the years ended December 31, 2007 and 2006, respectively.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For Year Ended December 31,
	2007	2006
Numerator:
Net income available to common stockholders	$7,879,726	$4,522,166

Denominator:
Weighted-average common shares outstanding	35,186,986	29,750,000
Dilutive effect of preferred stock	25,000,000	25,000,000
Weighted-average common shares outstanding, assuming dilution	60,186,986	54,750,000

Net income per share
Basic	$0.22	$0.15
Diluted	$0.13	$0.08

(m)	Use of Estimates

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

(q)	Recent Accounting Pronouncements

The Group does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 4 - ACCOUNTS RECEIVABLE, NET OF ALLOWANCE FOR DOUBTFUL ACCOUNTS

	2007	2006
Accounts receivable	$1,502,268	$2,327,692
Less: Allowance for doubtful accounts	7,729	-
Accounts receivable, net	$1,494,539	$2,327,692

Management of the Company has evaluated these Accounts receivable at December 31, 2007 and 2006 and determined that the accounts receivable were fully collectible and there was no need to establish an allowance for doubtful accounts.

NOTE 5 - INVENTORIES

Inventories consisting of raw materials and finished goods are stated at the lower of weighted average cost or market value. Inventories are bottled water and its raw material to manufacture the bottles.

Inventories as of December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Raw materials	$2,610,014	$2,955,866
Work-in-progress	1,518,235	457,731
Finished goods	2,609,463	1,165,509

Total	$6,737,712	$4,579,106

NOTE 6 - PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses consist of payments and deposits made by the Group to third parties in the normal course of business operations. These payments are made for the purchase of goods and services that are used by the Group for its current operations.

	2007	2006
Prepaid expenses	$961,514	$1,235,945
Other receivables	1,151,021	104,488

Total	$2,112,535	$1,340,433

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

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

Property, plant and equipment of the Group consist primarily of manufacturing facilities and equipment owned and operated by the Group’s wholly owned subsidiaries in China. Property, plant and equipment as of December 31, 2007 are summarized as follows:

	2007	2006
At cost:
Buildings	$1,277,126	$211,208
Machinery and equipment	3,637,524	3,014,475
Motor vehicles	324,416	240,544
Furniture & fixtures	219,695	100,512
Construction in progress	-	606,728
	5,458,761	4,173,467
Less: Accumulated depreciation
Buildings	$157,660	$104,161
Machinery and equipment	1,440,136	1,107,069
Motor vehicles	152,434	108,707
Furniture & fixtures	72,026	44,027
	1,822,256	1,363,964

Property, plant and equipment, net	$3,636,505	$2,809,503

Depreciation expense for the years ended December 31, 2007 and 2006 was $308,031 and $301,017, respectively.

NOTE 8 - LAND USE RIGHTS, NET OF ACCUMULATED AMORTIZATION

Land use rights of the Group are being amortized using the straight-line method over the lease term of 50 years.

	2007	2006

At cost	$140,824	$131,747
Addition during the year	80,681	-
Transfer from construction in progress	30,079	-

	251,584	131,747
Less: Accumulated amortization	21,895	13,232
Land use rights, net	$229,689	$118,515

Amortization expense for the years ended December 31, 2007 and 2006 was $7,443 and $2,581, respectively.

NOTE 9 - ACCRUED EXPENSES AND OTHER PAYABLES

Other payables consist of amounts owed by the Group to various entities that are incurred by the Group outside of the normal course of business operations. These liabilities do not carry any interest rate and are paid within 12 months. Customer deposits consist of advance payments made by customers for the purchase of products from the Group.

Accrued expenses and other payables as of December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Accrued expenses	$197,761	$65,649
Other payables	707,030	5,538,748

Total	$904,791	$5,604,397

  NOTE 10 - SHORT-TERM BANK LOANS

All the short-term bank loans are repayable within 12 months and are unsecured.

Short-term loans are summarized as follows:

Due date	Interest rate per annum	2007
June 27, 2008	8.541%	$1,093,790
September 19, 2008	8.748%	$683,599

NOTE 11 - INCOME TAX

(a) Enterprise Income Tax ("EIT")

In accordance with the relevant tax laws and regulations of Hong Kong and PRC, the statutory corporate income tax rates are 17.5% for Hong Kong and 33% in PRC for the year of 2007. The enterprise income tax rates applicable to the Group for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
Fogang Guozhu Plastics Co. Ltd.	33%	33%
Fogang Guozhu Blowing Equipment Co. Ltd.	33%	33%
Guangdong Guozhu Precision Mold Co. Ltd	33%	33%

The Group’s tax expense differs from the “expected” tax expense as follows:

	2007	2006
Computed “expected” tax expense	$2,727,625	$2,072,331
Permanent expenses	-	-
Income tax expense	$2,727,625	$2,072,331

The provision for income tax for the years ended December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Current	$2,727,625	$2,072,331
Deferred	-	-
Total income tax expenses	$2,727,625	$2,072,331

Under the provisions of FAS 109, deferred tax assets and liabilities are recognized for temporary differences.  The Company has examined provisions, reserves, inventory valuation methods, depreciation, and amortization of intangibles, and while there were certain temporary differences during the years ended December 31, 2007 and 2006, such temporary differences were immaterial to the Company .

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

In accordance with the current tax laws in the PRC, the VAT rate for the PRC subsidiaries for export sales is 8.5% to 10% and domestic sales is 17%. VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. The Group is required to remit the VAT it collects to the tax authority, but may offset this tax liability from the VAT for the taxes that it has paid on eligible purchases. The VAT payable have been accrued and reflected as other payable in the accompanying consolidated balance sheets.

NOTE 12 - RELATED PARTY TRANSACTIONS

Due to a related party represented mainly advances from 2 related parties as of December 31, 2007 for the purposes of working capital. The amounts are unsecured, interest-free and repayable within 12 months.

NOTE 13 - PREFERRED STOCK

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

NOTE 14 - COMMON STOCK

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

NOTE 15 - COMMITMENTS

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

NOTE 16 - SUBSEQUENT EVENTS

1.
On April 3, 2008, the Company increased the number of authorized shares of preferred stock to 25,000,000 and increased the number of authorized shares of common stock to 175,000,000 and the Company changed its name to China Bottles, Inc.

2.	On April 11, 2008, 5,000,000 shares of issued and outstanding preferred stock were converted into 25,000,000 shares of the Company’s common stock.

NOTE 17 – RESTATEMENT OF FINANCIAL STATEMENTS

The Company has restated its previously issued consolidated financial statements for the years ended December 31, 2007 and 2006. The balance sheets as of December 31, 2007 and 2006 and the results of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006 have been restated from amounts previously reported.

The Company is restating its financial statements to correct the application of an accounting principle involving the reporting of a business combination which has resulted in a change in the reporting entity. As reported in Note 1 to these financial statements, China Valley Development Limited (the Company) was incorporated under the laws of the British Virgin Islands on July 5, 2005. On August 24, 2007 the Company acquired 100% ownership of Guozhu Holdings Limited, a Hong Kong registered company (Guozhu). On August 16, 2007 Guozhu acquired Fogang Gouzhu Plastics Company Limited, Guangdon Guozhu Precison Mold Company Limited and Excellent Frame Investments Limited, a Company that owned 100% of an operating subsidiary, Fogang Guozhu Blowing Equipment Company Limited.

The business combination between the Company and Guozhu transacted on August 24, 2007 was reported as a business combination with entities under common control, as the sole shareholder of the Company was also the sole shareholder of Guozhu. The acquisitions of the three operating companies on August 16, 2007 was reported using the purchase method of accounting. The Company has now determined that the acquisition of the three operating companies by Guozhu should have been accounted for using reverse merger accounting or entities under common control. Using this method of accounting, Guozhu along with its operating subsidiaries is considered to be the accounting acquirer and the historical results of Guozhu and its operating subsidiaries should be reported in the financial statements of the Company.

The following tables summarize the impact of the restatement adjustments on the previously issued consolidated balance sheet as of December 31, 2007 and 2006.

	December 31, 2007
	As previously reported	Total adjustments	As restated
ASSETS		-
CURRENT ASSETS		-
Cash and cash equivalents	$1,375,786	$-	$1,375,786
Accounts receivable, net	1,494,539	-	1,494,539
Inventories	6,737,712	-	6,737,712
Prepaid expenses and other receivables	2,112,535	-	2,112,535
Total current assets	11,720,572	-	11,720,572

PROPERTY, PLANT & EQUIPMENT, NET	3,636,505	-	3,636,505
LAND USE RIGHT, NET	229,689	-	229,689
TOTAL ASSETS	$15,586,766	$-	$15,586,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,244,801	$-	$1,244,801
Accrued expenses and other payables	904,791	-	904,791
Amount due to a related company	3,508,083	(1,951,097)	1,556,986
Customers deposits	650,652	-	650,652
Short term bank loans	1,777,389	-	1,777,389
Taxes payable	1,001,257	-	1,001,257
Total current liabilities	9,086,973	(1,951,097)	7,135,876

TOTAL LIABILITIES	9,086,973	(1,951,097)	7,135,876

STOCKHOLDERS’ EQUITY
Preferred stock, Par value $0.001; 25,000,000 shares authorized; 5,000,000 shares issued and outstanding	5,000	-	5,000
Common stock, Par value $0.001, 50,000,000 shares authorized; 50,000,000 shares issued and outstanding	50,000	-	50,000
Additional paid-in capital	2,303,657	382,243	2,685,900
Retained earnings	3,741,777	1,435,420	5,177,197
Other comprehensive income	399,359	133,434	532,793
TOTAL STOCKHOLDERS’ EQUITY	6,499,793	$1,951,097	8,450,890

TOTAL LIABILITIES AND EQUITY	$15,586,766	$-	$15,586,766

	December 31, 2006
	As previously reported	Total adjustments	As restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$497,078	$497,078
Accounts receivable, net	-	2,327,692	2,327,692
Inventories	-	4,579,106	4,579,106
Prepaid expenses and other receivables	-	1,340,433	1,340,433
Total current assets	-	8,774,309	8,774,309

PROPERTY, PLANT & EQUIPMENT, NET	-	2,809,503	2,809,503
LAND USE RIGHT, NET	-	118,515	118,515
TOTAL ASSETS	$-	$11,672,327	$11,672,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$-	$1,509,330	$1,509,330
Accrued expenses and other payables	2,090	5,602,307	5,604,397
Amount due to a director	-	688,245	688,245
Amount due to a related company
Customers deposits	-	2,109,612	2,109,612
Notes payable	-	106,645	106,645
Short term bank loans	-	383,730	383,730
Taxes payable	-	1,116,958	1,116,958
Total current liabilities	2,090	11,516,827	11,518,917

TOTAL LIABILITIES	2,090	11,516,827	11,518,917

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.001; 25,000,000 shares authorized; 5,000,000 shares issued and outstanding	50,000	(45,000)	5,000
Common stock, par value $0.001; 50,000,000 shares authorized; 29,750,000 shares issued and outstanding	(50,000)	79,750	29,750
Additional paid in capital		2,706,150	2,706,150
Accumulated deficits	(2,090)	(2,700,439)	(2,702,529)
Other comprehensive income		115,039	115,039
TOTAL STOCKHOLDERS’ EQUITY	(2,090)	155,500	153,410

TOTAL LIABILITIES AND EQUITY	$-	$11,672,327	$11,672,327

The following table summarizes the impact of the restatement adjustments on the consolidated statement of operations for the year ended December 31, 2007 and 2006:

	For the Year Ended December 31, 2007
	As previously reported	Total adjustments	As restated
REVENUE	$22,501,627	$19,869,384	$42,371,011
COST OF SALES	15,933,826	12,691,230	28,625,056
GROSS PROFIT	6,567,801	7,178,154	13,745,955

EXPENSES
General and administrative	1,646,483	1,070,946	2,717,429
Selling and distributions	357,184	689,902	1,047,086
TOTAL OPERATING EXPENSES	2,003,667	1,760,848	3,764,515

OPERATING INCOME	4,564,134	5,417,306	9,981,440

OTHER INCOME
Sales of scraps	275,363	75,429	350,792
Sales of parts	298,865	-8,345	290,520
Other income	64,168	-13,436	50,732
Interest income		28,983	28,983

INTEREST EXPENSES	(66,541)	(28,575)	(95,116)

INCOME BEFORE TAXES	5,135,989	5,471,362	10,607,351

PROVISION FOR TAXATION	1,392,122	1,335,503	2,727,625

NET INCOME	$3,743,867	$4,135,859	$7,879,726

OTHER COMPREHENSIVE INCOME
Gain on Foreign Exchange Translation	399,359	18,395	417,754
COMPREHENSIVE INCOME	$4,143,226	$4,154,254	$8,297,480

NET INCOME PER SHARE - BASIC	$0.08		$0.22
WEIGHTED AVERAGE SHARES - BASIC	50,000,000		35,186,986
NET INCOME PER SHARE - DILUTED	$0.08		$0.13
WEIGHTED AVERAGE SHARES - DILUTED	50,000,000		60,186,986

	For the Year Ended December 31, 2006
	As previously reported		Total adjustments	As restated
REVENUE		$-	$25,787,621	$25,787,621
COST OF SALES		-	18,500,817	18,500,817
GROSS PROFIT		-	7,286,804	7,286,804

EXPENSES
General and administrative		2,090	570,700	572,790
Selling and distributions		-	827,276	827,276
TOTAL OPERATING EXPENSES		2,090	1,397,976	1,400,066

OPERATING INCOME		(2,090)	5,888,828	5,886,738

OTHER INCOME
Sales of scraps		-	146,135	146,135
Sales of parts		-	238,885	238,885
Other income		-	332,470	332,470
Interest income		-	18,246	18,246

INTEREST EXPENSES		-	(27,977)	(27,977)

INCOME BEFORE TAXES		(2,090)	6,596,587	6,594,497

PROVISION FOR TAXATION		-	2,072,331	2,072,331

NET INCOME		$(2,090)	$4,524,256	$4,522,166

OTHER COMPREHENSIVE INCOME
Gain on Foreign Exchange Translation		-	190,546	190,546
COMPREHENSIVE INCOME		(2,090)	4,714,802	4,712,712

NET INCOME PER SHARE - BASIC	$	N/A		$0.15
WEIGHTED AVERAGE SHARES - BASIC		N/A		29,750,000
NET INCOME PER SHARE - DILUTED	$	N/A		$0.08
WEIGHTED AVERAGE SHARES - DILUTED		N/A		54,750,000

The following table summarizes the impact of the restatement adjustments on the consolidated statement of cash flows for the year ended December 31, 2007 and 2006:

	For the Year Ended December 31, 2007
	As previously reported	Total adjustments	As restated
Cash Flows From Operating Activities:
Net income	$3,743,867	$4,135,859	$7,879,726
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	27,015	281,016	308,031
Amortization of land use rights	2,030	5,413	7,443
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,494,539)	2,327,692	833,153
Increase in inventories	(6,737,712)	4,579,106	(2,158,606)
Decrease in prepaid expenses and other receivable	(2,112,535)	1,340,433	(772,102)
(Decrease) increase in accounts payable	1,244,801	(1,509,330)	(264,529)
(Decrease) increase in customers deposits	650,652	(2,109,612)	(1,458,960)
(Decrease) increase in accrued expenses and other payables	904,791	(5,604,397)	(4,699,606)
(Decrease) increase in notes payable	3,508,083	(3,614,728)	(106,645)
(Decrease) increase in taxes payable	1,001,257	(1,116,958)	(115,701)
Net cash (used in) provided by operating activities	737,710	(1,285,506)	(547,796)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(3,663,520)	2,710,689	(952,831)
Purchase of land use right	(231,719)	151,034	(80,685)
Decrease in amount due from a director		(688,245)	(688,245)
Net cash used in investing activities	(3,895,239)	2,173,478	(1,721,761)

Cash Flows From Financing Activities:
Proceeds from bank loans	1,777,389	(383,730)	1,393,659
Cash acquired from acquisition by issuing preferred and common shares	2,356,567	(2,356,567)
Dividend paid			-
Increase in amount due to a related party		1,556,986	1,556,986
Net cash provided from (used in) financing activities	4,133,956	(1,183,311)	2,950,645

Net increase in cash and cash equivalents	976,427	(295,339)	681,088

Effect of foreign exchange rate changes	399,359	(201,739)	197,620

Cash and Cash Equivalents at Beginning of Period	-	497,078	497,078

Cash and Cash Equivalents at the End of Period	$1,375,786	$-	$1,375,786

	For the Year Ended December 31, 2006
	As previously reported	Total adjustments	As restated
Cash Flows From Operating Activities:
Net income	$(2,090)	$4,524,256	$4,522,166
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation	-	301,017	301,017
Amortization of land use rights	-	2,581	2,581
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	(1,451,114)	(1,451,114)
Increase in inventories	-	(1,645,155)	(1,645,155)
Decrease in prepaid expenses and other receivable	-	(401,925)	(401,925)
(Decrease) increase in accounts payable	-	1,074,629	1,074,629
(Decrease) increase in customers deposits	-	358,875	358,875
(Decrease) increase in accrued expenses and other payables	2,090	4,668,399	4,670,489
(Decrease) increase in notes payable	-	102,328	102,328
(Decrease) increase in taxes payable	-	261,311	261,311
Net cash (used in) provided from operating activities	-	7,795,202	7,795,202

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	-	(499,243)	(499,243)
Purchase of land use right
Cash acquired due to reverse merger	-	13,241	13,241
Net cash used in investing activities		(486,002)	(486,002)

Cash Flows From Financing Activities:
Proceeds from bank loans	-	383,730	383,730
Dividend paid	-	(7,508,517)	(7,508,517)
Decrease in amount due from a director	-	(57,980)	(57,980)
Net cash provided from (used in) financing activities	-	(7,182,767)	(7,182,767)

Net increase in cash and cash equivalents	-	126,433	126,433

Effect of foreign exchange rate changes	-	109,655	109,655

Cash and Cash Equivalents at Beginning of the year	-	230,990	230,990

Cash and Cash Equivalents at the End of the year	$-	$497,078	$497,078

The following table summarizes the impact of the restatement adjustments on the consolidated statement of changes in equity for the year ended December 31, 2007 and 2006:

					Additional		Other
	Preferred stock		Common stock		Paid-in	Retained	Comprehensive
	Shares	Par value	Shares	Par value	Capital	Earnings	Income	Total
Balance at January 1, 2006	-	$-	-	$-	$-	$(1,218)	$-	$(1,218)
Restatement for beginning balance	5,000,000	5,000	29,750,000	29,750	2,706,150	285,040	(75,507)	2,950,433
Restated foreign currency translation gain	-	-	-	-	-	-	190,546	190,546
Restated dividend declared and paid						(7,508,517)		(7,508,517)
Net loss as previously reported						(2,090)		(2,090)
Restatement adjustment for net income	-	-	-	-	-	4,524,256	-	4,524,256
BALANCE AT December 31, 2006	5,000,000	$5,000	29,750,000	$29,750	$2,706,150	$(2,702,529)	$115,039	$153,410

Restated foreign currency translation gain	-	-	-	-	-	-	417,754	417,754
Recapitalization	-	-	20,250,000	20,250	(20,250)	-	-	-
Net income as previously reported	-	-	-	-	-	3,743,867	-	3,743,867
Restatement adjustment for net income	-	-	-	-	-	4,135,859	-	4,135,859
BALANCE AT December 31, 2007	5,000,000	$5,000	50,000,000	$50,000	$2,685,900	$5,177,197	$532,793	$8,450,890