Form 10-Q/A
period 2008-03-31
China Bottles Inc
filed 2008-12-03
CIK 1156833

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

 CHINA BOTTLES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(RESTATED)

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalent	$1,907,871	$1,375,786
Accounts receivable, net	5,893,945	1,494,539
Inventories	9,977,944	6,737,712
Notes receivable	71,307	-
Prepaid expenses and other receivables	6,781,669	2,112,535
Total current assets	24,632,736	11,720,572

PROPERTY, PLANT & EQUIPMENT, NET	3,779,109	3,636,505
LAND USE RIGHT	238,449	229,689

TOTAL ASSETS	$28,650,294	$15,586,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loan	$1,853,969	$1,777,389
Accounts payable	3,016,451	1,244,801
Accrued expenses and other payables	2,652,192	904,791
Amount due to a related party	5,212,199	1,556,986
Customers deposits	2,614,507	650,652
Taxes payable	1,523,304	1,001,257
Total current liabilities	16,872,622	7,135,876

TOTAL LIABILITIES	$16,872,622	$7,135,876

STOCKHOLDERS’ EQUITY
Preferred stock, Par value $0.001; 25,000,000 shares authorized; 5,000,000 shares and 5,000,000 shares issued and outstanding	$5,000	$5,000
Common stock, Par value $0.001; 50,000,000 shares authorized; 50,000,000 shares and 50,000,000 shares issued and outstanding	50,000	50,000
Additional paid in capital	2,685,900	2,685,900
Retained earnings	8,021,795	5,177,197
Other comprehensive income	1,071,413	532,793
TOTAL STOCKHOLDERS’ EQUITY	$11,834,108	$8,450,890

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,706,730	$15,586,766

See accompanying notes to the condensed consolidated financial statements

CHINA BOTTLES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (UNAUDITED)
(RESTATED)

	For the Three Months Ended March 31,
	2008	2007

REVENUE	$14,445,604	$7,651,565

COST OF SALES	9,897,358	4,424,137

GROSS PROFIT	4,548,246	3,227,428

EXPENSES
General & Administrative	673,459	305,536
Sales & Marketing	679,183	291,420

TOTAL OPERATING EXPENSES	1,352,642	596,956

OPERATING INCOME	3,195,604	2,630,472

OTHER INCOME
Sales of scraps	107,089	175,881
Sales of parts	-	3,113
Sales of materials	53,832	-
Settlement of debts	90,867	-
Other income	27,996	-
Interest income	-	6,558
Interest Expense	(125,683)	(12,621)

PROFIT BEFORE TAXES	3,349,705	2,803,403

PROVISION FOR TAXATION	505,107	521,532

NET INCOME	$2,844,598	$2,281,871

GAIN ON FOREIGN EXCHANGE TRANSLATION	538,620	10,486

COMPREHENSIVE INCOME	$3,383,218	$2,292,357

NET INCOME PER SHARE - BASIC	$0.06	$0.08
WEIGHTED AVERAGE SHARES - BASIC	50,000,000	29,750,000
NET INCOME PER SHARE - DILUTED	$0.04	$0.04
WEIGHTED AVERAGE SHARES - DILUTED	75,000,000	54,750,000

See accompanying notes to the condensed consolidated financial statements

CHINA BOTTLES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(RESTATED)

	For the Three Months Ended March 31,
	2008	2007

Cash Flows From Operating Activities:
Net income	$2,844,598	$2,281,871
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation	191,576	87,022
Amortization of land use rights	2,652	987
Changes in operating Assets and liabilities:
(Increase)/decrease in accounts receivable	(4,399,406)	245,999
Increase in notes receivable	(71,307)	-
Increase in inventories	(3,240,232)	(1,615,681)
Increase in prepaid expenses and other receivable	(4,669,134)	(983,850)
Increase in accounts payable	1,771,650	1,348,247
Increase in accrued expenses and other payables	1,747,401	780,288
Increase in customers deposits	1,963,855	1,651,152
Decrease in notes payable	-	(102,263)
Increase in taxes payable	522,047	791,708
Net cash (used in) / provided by operating activities	(3,336,300)	4,485,480

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(334,180)	(115,463)
Purchase of land use right	(11,412)	(73,040)
Net cash used in investing activities	(345,592)	(188,503)

Cash Flows From Financing Activities:
Increase in amount due to a related party	3,655,213	-
Net cash provided by financing activities	3,655,213	-

Net (decrease)/increase in cash	(26,679)	4,296,977

Effect of foreign exchange rate changes	558,764	461,345

Cash and Cash Equivalents at Beginning of Period	1,375,786	497,078

Cash and Cash Equivalents at the End of Period	$1,907,871	$5,255,400

See accompanying notes to the condensed consolidated financial statements

CHINA BOTTLES INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008

NOTE 1 – BASIS OF PRESENTATION

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

NOTE 2 – USE OF ESTIMATES

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

(d) Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. As of March 31, 2008 and December 31, 2007, the Company has 5,000,000 shares of Series A Convertible Preferred Stock issued and outstanding and each share of Preferred Stock is convertible into 5 shares of the Company’s common stock. So such Series A Convertible Preferred Stock were considered as dilutive in nature as of March 31, 2008.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the Three Months
	Ended March 31,
	2008	2007
Numerator:
Net income available to common stockholders	$2,844,598	$2,281,871

Denominator:
Weighted-average common shares outstanding	50,000,000	29,750,000
Dilutive effect of preferred stock	25,000,000	25,000,000
Weighted-average common shares outstanding, assuming dilution	75,000,000	54,750,000

Net income per share
Basic	$0.06	$0.08
Diluted	$0.04	$0.04

(e) Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

NOTE 4 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and cash equivalents, accounts receivable, prepayments, notes receivable, other receivables, taxes payable, accounts payable, accrued expenses, debt, customer deposits and other payables. Management has estimated that the carrying amount approximates their fair value due to their short-term nature.

NOTE 5 – FOREIGN CURRENCY TRANSLATION

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

NOTE 6 – INVENTORIES

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

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION

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

Depreciation expense for the quarters ended March 31, 2008 and March 31, 2007, was $191,576 and $87,022, respectively.

NOTE 8 – SHORT TERM DEBT

All the short-term bank loans are repayable within 12 months and are unsecured.

Short-term loans are summarized as follows:

Due date	Interest rate per annum	March 31, 2008	December 31, 2007

June 27, 2008	8.541%	$1,140,901	$1,093,790
September 19, 2008	8.748%	713,068	683,599

NOTE 9 – INCOME TAX

(a) Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong and PRC, the statutory corporate income tax rates are 17.5% for Hong Kong and 25% in PRC (2007: 33%). The corporate income tax rates applicable to the Company and its subsidiaries for the quarters ended March 31, 2008 and 2007 were as follows:

	March 31, 2008	March 31, 2007

Fogang Guozhu Plastics Co. Ltd.	25%	33%
Fogang Guozhu Blowing Equipment Co. Ltd.	25%	33%
Fogang Guozhu Precision Mold Co. Ltd	25%	33%

The actual and effective corporate income tax was 15% and 19% for the quarters ended March 31, 2008 and 2007, respectively.

	For the period ended March 31,
	2008	2007

Computed “expected” tax expense	$505,107	$521,532
Permanent expenses	-	-

Income tax expense	$505,107	$521,532

The provisions for income taxes for each of the two periods ended March 31, 2008 and 2007 are summarized as follows:

	As of March 31,
	2008	2007

Current	$505,107	$521,532
Deferred	-	-

Total income tax expenses	$505,107	$521,532

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

In accordance with the current tax laws in the PRC, the VAT rate for the PRC subsidiaries for export sales is 8.5% to 10% and domestic sales is 17%. VAT is levied at 17% on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but may offset this tax liability from the VAT for the taxes that it has paid on eligible purchases. The VAT payable have been accrued and reflected as other payable in the accompanying condensed consolidated balance sheets.

NOTE 10 – RELATED PARTY TRANSACTIONS

Due to a related party represented a loan from a shareholder as of March 31, 2008 for the purposes of working capital. The amount is unsecured, interest-free and repayable within 12 months.

NOTE 11 – PREFERRED STOCK

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

NOTE 12 – COMMON STOCK

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

NOTE 14 – SUBSEQUENT EVENTS

1.
On April 3, 2008, the Company increased the number of authorized shares of preferred stock to 25,000,000 and increased the number of authorized shares of common stock to 150,000,000 and the Company changed its name to China Bottles, Inc.

2.	On April 11, 2008, 5,000,000 shares of issued and outstanding preferred stock were converted into 25,000,000 shares of the Company’s common stock.

NOTE 15 – RESTATEMENT

The Company has restated its previously issued consolidated financial statements for the quarterly period ended March 31, 2008. The balance sheets as of March 31, 2008 and December 31, 2007, and the results of operations and cash flows for the three months ended March 31, 2008 and 2007 have been restated from amounts previously reported.

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

The following tables summarize the impact of the restatement adjustments on the previously issued consolidated balance sheets as of March 31, 2008 and December 31, 2007.

	March 31, 2008
	As previously reported	Total adjustments	As restated

ASSETS
Current assets
Cash and cash equivalent	$1,907,871	$-	$1,907,871
Accounts receivable, net	5,893,945	-	5,893,945
Inventories	9,977,944	-	9,977,944
Notes receivable	71,307	-	71,307
Prepaid expenses and other receivables	5,348,339	1,433,330	6,781,669
Total current assets	23,199,406	1,433,330	24,632,736

Property, plant & equipment, net	3,779,109	-	3,779,109
LAND USE RIGHT	238,449	-	238,449

TOTAL ASSETS	$27,216,964	$1,433,330	$28,650,294

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Current liabilities
Bank loan	$1,853,969	$-	$1,853,969
Accounts payable	3,016,451	-	3,016,451
Accrued expenses and other payables	2,652,192	-	2,652,192
Amount due to a related party	5,596,532	(384,333)	5,212,199
Customers deposits	2,614,507	-	2,614,507
Taxes payable	1,523,304	-	1,523,304
Total current liabilities	17,256,955	(384,333)	16,872,622

TOTAL LIABILITIES	17,256,955	(384,333)	16,872,622

STOCKHOLDERS’ EQUITY
Preferred stock, Par value $0.001; 25,000,000 shares authorized; 5,000,000 shares issued and outstanding	5,000	-	5,000
Common stock, Par value $0.001; 50,000,000 shares authorized; 50,000,000 shares issued and outstanding	50,000	-	50,000
Additional paid-in capital	2,303,657	382,243	2,685,900
Retained earnings	6,586,375	1,435,420	8,021,795
Other comprehensive income	1,014,977	56,436	1,071,413
TOTAL STOCKHOLDERS’ EQUITY	9,960,009	1,874,099	11,834,108

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,216,964	$1,489,766	$28,706,730

	December 31, 2007
	As previously reported	Total adjustments	As restated
ASSETS		-
CURRENT ASSETS		-
Cash and cash equivalents	$1,375,786	$-	$1,375,786
Accounts receivable, net	1,494,539	-	1,494,539
Inventories	6,737,712	-	6,737,712
Prepaid expenses and other receivables	2,112,535	-	2,112,535
Total current assets	11,720,572	-	11,720,572
PROPERTY, PLANT & EQUIPMENT, NET	3,636,505	-	3,636,505
LAND USE RIGHT, NET	229,689	-	229,689
TOTAL ASSETS	$15,586,766	$-	$15,586,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,244,801	$-	$1,244,801
Accrued expenses and other payables	904,791	-	904,791
Amount due to a related company	3,508,083	(1,951,097)	1,556,986
Customers deposits	650,652	-	650,652
Short term bank loans	1,777,389	-	1,777,389
Taxes payable	1,001,257	-	1,001,257
Total current liabilities	9,086,973	(1,951,097)	7,135,876

TOTAL LIABILITIES	9,086,973	(1,951,097)	7,135,876

STOCKHOLDERS’ EQUITY
Preferred stock, Par value $0.001; 25,000,000 shares authorized; 5,000,000 shares issued and outstanding	5,000	-	5,000
Common stock, Par value $0.001, 50,000,000 shares authorized; 50,000,000 shares issued and outstanding	50,000	-	50,000
Additional paid-in capital	2,303,657	382,243	2,685,900
Retained earnings	3,741,777	1,435,420	5,177,197
Other comprehensive income	399,359	133,434	532,793
TOTAL STOCKHOLDERS’ EQUITY	6,499,793	$1,951,097	8,450,890

TOTAL LIABILITIES AND EQUITY	$15,586,766	$-	$15,586,766

The following table summarizes the impact of the restatement adjustments on the consolidated statements of operations for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31, 2008
	As previously reported	Total adjustments	As restated
Revenue	$13,724,530	$721,074	$14,445,604
Cost of Sales	9,655,850	241,508	9,897,358
Gross Profit	4,068,680	479,566	4,548,246

Expenses
General & Administrative	673,459	-	673,459
Sales & Marketing	679,183	-	679,183
Finance	125,683	(125,683)	-

Total Operating Expenses	1,478,325	(125,683)	1,352,642

Operating Income	2,590,355	605,249	3,195,604

OTHER INCOME	759,350	(759,350)	-
Sales of scraps	-	107,089	107,089
Sales of materials	-	53,832	53,832
Settlement of debts	-	90,867	90,867
Other income	-	27,996	27,996

INTEREST EXPENSES	-	(125,683)	(125,683)

Profit before taxes	3,349,705	-	3,349,705

PROVISION FOR TAXATION	505,107	-	505,107

Net Income	$2,844,598	$-	$2,844,598

Gain on foreign exchange translation	615,618	(76,998)	538,620

Comprehensive income	$3,460,216	$(76,998)	$3,383,218

NET INCOME PER SHARE - BASIC	$0.07		$0.06
WEIGHTED AVERAGE SHARES - BASIC	50,000,000		50,000,000
NET INCOME PER SHARE - DILUTED	$0.07		$0.04
WEIGHTED AVERAGE SHARES - DILUTED	50,000,000		75,000,000

	For the Three Months Ended March 31, 2007
	As previously reported	Total adjustments	As restated
Revenue	$-	$7,651,565	$7,651,565
Cost of Sales	-	4,424,137	4,424,137
Gross Profit	-	3,227,428	3,227,428

Expenses
General & Administrative	-	305,536	305,536
Sales & Marketing	-	291,420	291,420

Total Operating Expenses	-	596,956	596,956

Operating Income	-	2,630,472	2,630,472

OTHER INCOME
Sales of scraps	-	175,881	175,881
Sales of parts	-	3,113	3,113
Sales of materials
Settlement of debts
Other income	-	-	-
Interest income	-	6,558	6,558

INTEREST EXPENSES	-	(12,621)	(12,621)

Profit before taxes	-	2,803,403	2,803,403

PROVISION FOR TAXATION	-	521,532	521,532

Net Income	$-	$2,281,871	$2,281,871

Gain on foreign exchange translation	-	10,486	10,486

Comprehensive income	$-	$2,292,357	$2,292,357

NET INCOME PER SHARE - BASIC	$-		$0.08
WEIGHTED AVERAGE SHARES - BASIC	-		29,750,000
NET INCOME PER SHARE - DILUTED	$-		$0.04
WEIGHTED AVERAGE SHARES - DILUTED	-		54,750,000

The following table summarizes the impact of the restatement adjustments on the consolidated statements of cash flows for the three months ended March 31, 2008 and 2007:

	For the Three Months Ended March 31, 2008
	As previously reported	Total adjustments	As restated
Cash Flows From Operating Activities:
Net income	$2,844,598	$-	$2,844,598
Adjustments to reconcile net income to net cash (used in) / provided by operating activities:
Depreciation	191,576	-	191,576
Amortization of land use rights	2,652	-	2,652
Changes in operating Assets and liabilities:
(Increase)/decrease in accounts receivable	(4,399,406)	-	(4,399,406)
Increase in notes receivable	(71,307)	-	(71,307)
Increase in inventories	(3,240,232)	-	(3,240,232)
Increase in prepaid expenses and other receivable	(3,235,806)	(1,433,328)	(4,669,134)
Increase in accounts payable	1,771,650	-	1,771,650
Increase in accrued expenses and other payables	1,747,401	-	1,747,401
Increase in customers deposits	1,963,855	-	1,963,855
Decrease in notes payable			-
Increase in taxes payable	522,047	-	522,047
Net cash (used in) / provided by operating activities	(1,902,972)	(1,433,328)	(3,336,300)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(334,180)	-	(334,180)
Purchase of land use right	(11,412)	-	(11,412)
Net cash used in investing activities	(345,592)	-	(345,592)

Cash Flows From Financing Activities:
Increase in amount due to a related party	2,088,449	1,566,764	3,655,213
Net cash provided by financing activities	2,088,449	1,566,764	3,655,213

Net (decrease)/increase in cash and cash equivalent	(160,115)	133,436	(26,679)

Effect of foreign exchange rate changes	692,200	(133,436)	558,764

Cash and Cash Equivalents at Beginning of Period	1,375,786	-	1,375,786

Cash and Cash Equivalents at the End of Period	$1,907,871	$-	$1,907,871

	For the Three Months Ended March 31, 2007
	As previously reported	Total adjustments	As restated
Cash Flows From Operating Activities:
Net income	$-	$2,281,871	$2,281,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	-	87,022	87,022
Amortization of land use rights	-	987	987
Changes in operating Assets and liabilities:
(Increase)/decrease in accounts receivable	-	245,999	245,999
Increase in notes receivable	-	0	0
Increase in inventories	-	(1,615,681)	(1,615,681)
Increase in prepaid expenses and other receivable	-	(983,850)	(983,850)
Increase in accounts payable	-	1,348,247	1,348,247
Increase in accrued expenses and other payables	-	780,288	780,288
Increase in customers deposits	-	1,651,152	1,651,152
Decrease in notes payable		(102,263)	(102,263)
Increase in taxes payable	-	791,708	791,708
Net cash provided by operating activities	-	4,485,480	4,485,480

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	-	(115,463)	(115,463)
Purchase of land use right		(73,040)	(73,040)
Net cash used in investing activities	-	(188,503)	(188,503)

Net increase in cash and cash equivalents	-	4,296,977	4,296,977

Effect of foreign exchange rate changes	-	461,345	461,345

Cash and Cash Equivalents at Beginning of Period	-	497,078	497,078

Cash and Cash Equivalents at the End of Period	$-	$5,255,400	$5,255,400

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

	Three months ended March 31,
	2008	2007	Increase	% increase

Revenue	$14,445,604	$7,651,565	6,794,039	89%
Cost of Goods Sold	9,897,358	4,424,137	5,473,221	124%
Gross Profit	4,548,246	3,227,428	1,320,818	41%
Sales and Marketing Expenses	679,183	291,420	387,763	133%
General and Administrative Expenses	673,459	305,536	367,923	120%
Total Operating Expenses	1,352,642	596,956	755,686	127%
Income from Operation	3,195,604	2,630,472	565,132	21%
Other Income (expense)	279,784	185,552	94,232	51%
Interest Expenses	(125,683)	(12,621)	(113,062)	896%
Income before Income Tax	3,349,705	2,803,403	546,302	19%
Provision for Taxes	505,107	521,532	(16,425)	(3)%
Net income	2,844,598	2,281,871	562,727	25%

Revenues

Sales revenue increased from $7,651,565 for the three months period ended March 31, 2007 to $14,445,604 for the same period of 2008, an increase of 6,794,039 or 89%. In terms of product lines, sales of blowing machines, molding and bottles production grew from $5,064,984, $1,951,978 and $614,880 for the first quarter of 2007 to $9,168,604, $4,123,592 and $1,153,408 for the first quarter of 2008, an increase of $4,103,620, $2,171,614 and $538,528 respectively.

The increase in revenue was mainly due to the continuous increase in sales of our automatic blowing machines and 32- cavity and 48-cavity preform molds driven by the high demand from the drinks and beverage industry. During the period, more middle sized or above bottle drinks production companies continued to upgrade their production lines to high speed blowing machines and molding machines with high number of cavity, say 36 to 48 in order to satisfy the growing demand of bottles drinks in the consumer market in China. In the period, we were expanding our product line in automatic blowing machines and added more new features in this product line to expand our market penetration and capture the high demand in both China and overseas market so as to expand our market penetration.

Cost of goods sold and gross profit

Cost of goods sold for the three months period ended March 31, 2008 was $9,897,358, an increase of $5,473,221 or 124% compared to $4,424,137 of the same period in 2007. The increase of cost of good was a result of increase in sales.

Our gross profit increased $1,320,818, or 41%, to $4,548,246 for the quarter ended March 31, 2008 from $3,227,428 during the same period in 2007. Gross profit as a percentage of revenue was 31% for the first quarter of 2008, a decrease of 11% from 42% during the same period in 2007. Gross profit as percentage of revenues with respect to blowing machines, molding and bottles production was 28%, 41% and 24%, respectively, for the first quarter of 2008, a decrease of 16%, 2% and 3% compared to that of first quarter of 2007, respectively. Decrease in gross profit ratio of all our product lines were mainly due to the increase in price level of raw material cost and direct labor cost.

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

Income before income tax and income taxes expenses

Income before income tax was $3,349,705 for the first quarter of 2008 compared to $2,803,403 for the same period of 2007, representation an increase of $546,302 or 19%. The increase was mainly due to the increase in revenue.

Provision for taxation for the three months period ended March 31, 2008 was $505,107, compared to $521,532 for the three months period ended March 31, 2007. The Company’s effective tax rate for the first quarter of 2008 was 15.0%.

Net income

Net income for the first quarter of 2008 was $2,844,598, representing an increase of $562,727 or 25% from the same period in 2007. The increase was mainly due to the increase in revenue and hence net income because of the increase in sale of automatic blowing machines and molds from the drinks and beverage industry. Net margin for the first quarter of 2008 was 19.7%

Liquidity and Capital Resources

Cash

Our cash balance at March 31, 2008, was $1,907,871, representing an increase of $532,085 compared with our cash balance of $1,375,786 at December 31, 2007.

Cash Flow

	Three months ended March 31,
	2008	2007
Net cash (used in)/provided by operating activities	$(3,336,300)	$4,485,480
Net cash used in investing activities	$(345,592)	$(188,503)
Net cash provided by financing activities	$3,655,213	$-
Net (decrease)increase in cash	$(26,679)	$4,296,977

Cash outflows used in operations during the three months ended March 31, 2008 amounted to $3,336,300 as compared to net cash inflows from operations of $4,485,480 in the same period of 2007. The decrease in cash inflow was mainly due to payments to our suppliers as deposits to secure the supplies of raw material, higher level of inventories for the business expansion and increase in account receivable because of increase in revenue but with decreasing gross profit ratio. Our cash outflows used in investing activities during the three months ended March 31, 2008 amounted to $345,592 as compared to the net cash used in investing activities amounted to 188,503 in the same period of 2007. During that period, we purchased equipment and acquired land use rights for the expansion of our production capacity.

Our cash inflows from financing activities amounted to $3,655,213 in the three months ended March 31, 2008 as compared to cash inflows of $0 from financing activities in the same period last year. The increase in cash inflow was primarily due to the increase in an amount due to a related party.

Working Capital

Our working capital was $7,760,114 at March 31, 2008.

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

ITEM 4. CONTROLS AND PROCEDURES

Restatement of Financial Statements

As discussed elsewhere in this amended and restated Form 10-Q, we have amended our previously-issued consolidated financial statements as of March 31, 2008 and March 31, 2007 and for the periods ended March 31, 2008 and 2007. See Note 14 - Restatement in the notes to consolidated financial statements in Item 1 of this amended and restated Form 10-Q for more detailed information regarding the amendment. In connection with this amendment, and as a result of the determination to correct the Company’s consolidated financial statements and in connection with management’s ongoing assessment of internal controls over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer undertook a special evaluation of the effectiveness of the Company’s internal control of financial reporting, in connection with accounting for reverse mergers. The material weaknesses identified below are related to the inappropriate application of purchase accounting with respect to the acquisition of the three Guozhu operating companies on August 16, 2007. The Company has now determined that the acquisition of the three operating companies by Guozhu should have been accounted for as acquisitions of entities under common control. As a result, the Company has restated its previously issued balance sheets as of March 31, 2008 and 2007 and the results of operations and cash flows for the periods ended March 31, 2008 and 2007. The Company’s management intends to take all necessary steps to address these material weaknesses. Management has retained an expert consultant to review its accounting treatments for mergers and acquisitions and to carefully validate that such treatments are in full alignment with US GAAP.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of March 31, 2008. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the Form 10-Q for the period ended March 31, 2008 originally filed on May 20, 2008 (the “Original Form 10-Q”), with the participation of our Chief Executive Officer and Chief Financial Officer, our management had evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of the end of the period covered by the Original Form 10-Q, our disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with our Original Form 10-Q, as required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the design and operating effectiveness as of March 31, 2008 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, as of March 31, 2008 our disclosure controls and procedures were not effective.

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

The specific material weakness identified by management as of March 31, 2008 are:

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

W e are subject to the reporting requirements of federal securities laws, which can be expensive.

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

Name Change

On April 3, 2008, the Company amended its Articles of Incorporation to change its name to China Bottles Inc.

ITEM 6  - EXHIBITS

The following exhibits are furnished as part of the Quarterly Report on Form 10-Q/A:

Exhibit No.	Description

2.1	Majority Stock Purchase Agreement dated May 24, 2007 (incorporated by reference to the Company’s Form 8-K dated May 29, 2007)
2.2	Agreement for Share Exchange dated August 27, 2007 (incorporated by reference to the Company’s Form 8-K dated August 31, 2007)
4.1	Articles of Incorporation (incorporated by reference to the Company’s Form SB-2 dated August 9, 2001)
4.2	By-Laws (incorporated by reference to the Company’s to the Company’s Form SB-2 dated August 9, 2001)
4.3	Certificate of Designation (incorporated by reference to the Company’s Form 8-K/A dated August 27, 2007)
4.4	Certificate of Amendment to the Company’s Articles of Incorporation (incorporated by reference to the Company’s Form 8-K/A dated January 25, 2005)
4.5	Certificate of Amendment to the Company’s Articles of Incorporation (incorporated by reference to the Company’s Schedule 14C Information Statement dated March 7, 2008)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or 15(d)-14(a). Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or 15(d)-14(a). Filed herewith.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 2, 2008	CHINA BOTTLES, INC.

	By:	/s/ Chong Hui Zhao
Name: Chong Hui Zhao Title: Duly Authorized Officer on behalf of the registrant and Chief Financial Officer (Principal Accounting and Financial Officer)