Form 10-Q/A
period 2008-06-30
China Bottles Inc
filed 2008-12-03
CIK 1156833

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
CHINA BOTTLES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(RESTATED)

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$853,825	$1,375,786
Accounts receivable, net	15,258,885	1,494,539
Inventories	8,044,942	6,737,712
Notes receivable	160,488	-
Prepaid expenses and other receivables	6,869,671	2,112,535
Total current assets	31,187,811	11,720,572

PROPERTY, PLANT & EQUIPMENT, NET	4,034,798	3,636,505
LAND USE RIGHT, NET OF AMORTIZATION	247,237	229,689

TOTAL ASSETS	$35,469,846	$15,586,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loans	$729,491	$1,777,389
Accounts payable	3,796,243	1,244,801
Accrued expenses and other payables	8,060,234	904,791
Amount due to a related party	418,107	1,556,986
Customers deposits	3,466,588	650,652
Income tax payable	1,837,667	1,001,257
Total current liabilities	18,308,330	7,135,876

TOTAL LIABILITIES	$18,308,330	$7,135,876

STOCKHOLDERS’ EQUITY

Preferred stock, Par value $0.001; 25,000,000 and 10,000,000 shares authorized; Nil and 5,000,000 shares issued and outstanding	-	5,000

Common stock, Par value $0.001; 175,000,000 shares and 50,000,000 shares authorized; 75,000,000 shares and 50,000,000 shares issued and outstanding	75,000	50,000
Additional paid in capital	2,665,900	2,685,900
Retained earnings	12,882,024	5,177,197
Other comprehensive income	1,538,592	532,793
TOTAL STOCKHOLDERS’ EQUITY	$17,161,516	$8,450,890

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,469,846	$15,586,766

 See accompanying notes to the condensed consolidated financial statements

CHINA BOTTLES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(RESTATED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

REVENUE	$24,769,485	$9,887,296	$39,215,089	$17,538,861

COST OF SALES	16,381,189	6,283,532	26,278,547	10,707,669

GROSS PROFIT	8,388,296	3,603,764	12,936,542	6,831,192

EXPENSES
General and administrative	984,060	251,271	1,657,519	556,807
Selling and distributions	480,590	259,555	1,159,773	550,975

TOTAL OPERATING EXPENSES	1,464,650	510,826	2,817,292	1,107,782

INCOME FROM CONTINUING OPERATIONS	6,923,646	3,092,938	10,119,250	5,723,410

OTHER INCOME
Sales of scraps	-	34,950	107,089	210,831
Sales of parts	-	36,029	-	39,142
Sales of materials	65,131	-	118,963	-
Settlement of debts	-	-	90,867	-
Subsidized income	78,576	-	78,576	-
Other income	62,140	59,346	90,136	59,346
Interest income	-	1,801	-	8,359
Interest expense	(84,166)	(6,373)	(209,849)	(18,994)

INCOME BEFORE PROVISION FOR INCOME TAXES	7,045,327	3,218,691	10,395,032	6,022,094

PROVISION FOR INCOME TAXES	2,185,098	722,651	2,690,205	1,244,183

NET INCOME	$4,860,229	$2,496,040	$7,704,827	$4,777,911

OTHER COMPREHENSIVE INCOME
Gain on Foreign Exchange Translation	467,179	55,816	1,005,799	66,302

COMPREHENSIVE INCOME	$5,327,405	$2,551,856	$8,710,626	$4,844,213

NET INCOME PER SHARE BASIC	$0.07	$0.08	$0.13	$0.16
WEIGHTED AVERAGE SHARES BASIC	72,252,747	29,750,000	61,126,374	29,750,000
NET INCOME PER SHARE DILUTED	$0.06	$0.05	$0.10	$0.09
WEIGHTED AVERAGE SHARES DILUTED	75,000,000	54,750,000	75,000,000	54,750,000

See accompanying notes to the condensed consolidated financial statements

CHINA BOTTLES INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(RESTATED)

	For the Six Months Ended June 30,
	2008	2007

Cash Flows From Operating Activities:
Net income	$7,704,827	$4,777,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	358,806	174,946
Amortization of land use rights	5,304	1,984
Changes in operating Assets and liabilities:
Increase in accounts receivable	(13,764,346)	(1,628,931)
Increase in notes receivable	(160,488)	-
Increase in inventories	(1,307,230)	(1,420,036)
Increase in prepaid expenses and other receivable	(4,757,136)	(975,721)
Increase in accounts payable	2,551,442	819,170
Increase in accrued expenses and other payables	7,155,443	1,230,518
Increase in customers deposits	2,815,936	2,042,886
Decrease in notes payable	-	(69,489)
Increase in taxes payable	836,410	1,199,040
Net cash provided by operating activities	1,438,968	6,152,278

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(757,100)	(248,854)
Purchase of land use right	(11,412)	-
Increase in amount due from a director	-	(275,120)
Net cash used in investing activities	(768,512)	(523,974)

Cash Flows From Financing Activities:
Decrease in amount due to a related party	(1,138,879)	-
Proceeds from bank loans	-	667,104
Repayment of bank loans	(1,047,898)	-
Decrease in amount due to a director	-	(673,276
Net cash (used in) / provided by financing activities	(2,186,777)	(6,172)

Net (decrease) / increase in cash	(1,516,321)	5,622,132

Effect of foreign exchange rate changes	994,360	(34,994)

Cash and Cash Equivalents at Beginning of Period	1,375,786	483,837

Cash and Cash Equivalents at the End of Period	$853,825	$6,070,975

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	For the Three Months		For the Six Months
	Ended September 30,		Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income available to common stockholders	$4,860,229	$2,496,040	$7,704,827	$4,777,911

Denominator:
Weighted-average common shares outstanding	72,252,747	29,750,000	61,126,374	29,750,000
Dilutive effect of preferred stock	2,747,253	25,000,000	13,873,626	25,000,000
Weighted-average common shares outstanding, assuming dilution	75,000,000	54,750,000	75,000,000	54,750,000

Net income per share
Basic	$0.07	$0.08	$0.13	$0.16
Diluted	$0.06	$0.05	$0.10	$0.09

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

Depreciation expense for the quarters ended June 30, 2008 and June 30, 2007, was $358,806 and $174,946, respectively.

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

NOTE 9 - INCOME TAX

(a) Corporation Income Tax ("CIT")

In accordance with the relevant tax laws and regulations of Hong Kong and PRC, the statutory corporate income tax rates are 17.5% for Hong Kong and 25% in PRC (2007: 33%). The corporate income tax rates applicable to the Company and its subsidiaries for the quarters ended June 30, 2008 and 2007 were as follows:

	June 30, 2008	June 30, 2007

Fogang Guozhu Plastics Co. Ltd.	25%	33%
Fogang Guozhu Blowing Equipment Co. Ltd.	25%	33%
Fogang Guozhu Precision Mold Co. Ltd	25%	33%

 The actual and effective corporate income tax was 25.9% and 20.7% for the quarters ended June 30, 2008 and 2007, respectively.

	For the period ended June 30,
	2008	2007

Computed “expected” tax expense	$2,690,205	$1,244,183
Permanent expenses	-	-

Income tax expense	$2,690,205	$1,244,183

The provisions for income taxes for each of the two periods ended June 30, 2008 and 2007 are summarized as follows:

	As of June 30
	2008	2007

Current	$2,690,205	$1,244,183
Deferred	-	-

Total income tax expenses	$2,690,205	$1,244,183

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

NOTE 14 –  RESTATEMENT

The Company has restated its previously issued consolidated financial statements for the quarterly period ended June 30, 2008. The balance sheets as of June 30, 2008 and December 31, 2007, and the results of operations and cash flows for the three and six months ended June 30, 2008 and 2007 have been restated from amounts previously reported.

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

The following tables summarize the impact of the restatement adjustments on the previously issued consolidated balance sheets as of June 30, 2008 and December 31, 2007.

	June 30, 2008
	As previously reported	Total adjustments	As restated

ASSETS
CURRENT ASSETS
Cash and cash equivalent	$853,825	$-	$853,825
Accounts receivable, net	15,258,885	-	15,258,885
Inventories	8,044,942	-	8,044,942
Notes receivable	160,488	-	160,488
Prepaid expenses and other receivables	5,379,905	1,489,766	6,869,671
Total current assets	29,698,045	1,489,766	31,187,811

PROPERTY, PLANT & EQUIPMENT, NET	4,034,798	-	4,034,798
LAND USE RIGHT, NET OF AMORTIZATION	247,237	-	247,237

TOTAL ASSETS	$33,980,080	$1,489,766	$35,469,846

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Bank loans	$729,491	$-	$729,491
Accounts payable	3,796,243	-	3,796,243
Accrued expenses and other payables	8,060,234	-	8,060,234
Amount due to a related party	802,440	(384,333)	418,107
Customers deposits	3,466,588	-	3,466,588
Income tax payable	1,837,667	-	1,837,667
Total current liabilities	18,692,663	(384,333)	18,308,330

TOTAL LIABILITIES	18,692,663	(384,333)	18,308,330

STOCKHOLDERS’ EQUITY
Preferred stock, Par value $0.001; 25,000,000 shares authorized; $0.001 par value; Nil shares issued and outstanding	-	-	-
Common stock, Par value $0.001; 175,000,000 shares authorized; 75,000,000 shares issued and outstanding	75,000	-	75,000
Additional paid-in capital	2,281,567	384,333	2,665,900
Retained earnings	11,448,694	1,433,330	12,882,024
Other comprehensive income	1,482,156	56,436	1,538,592
TOTAL STOCKHOLDERS’ EQUITY	15,287,417	1,874,099	17,161,516

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,980,080	$1,489,766	$35,469,846

	December 31, 2007
	As previously reported	Total adjustments	As restated
ASSETS		-
CURRENT ASSETS		-
Cash and cash equivalents	$1,375,786	$-	$1,375,786
Accounts receivable, net	1,494,539	-	1,494,539
Inventories	6,737,712	-	6,737,712
Prepaid expenses and other receivables	2,112,535	-	2,112,535
Total current assets	11,720,572	-	11,720,572
		-
PROPERTY, PLANT & EQUIPMENT, NET	3,636,505	-	3,636,505
LAND USE RIGHT, NET	229,689	-	229,689
TOTAL ASSETS	$15,586,766	$-	$15,586,766

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$1,244,801	$-	$1,244,801
Accrued expenses and other payables	904,791	-	904,791
Amount due to a related company	3,508,083	(1,951,097)	1,556,986
Customers deposits	650,652	-	650,652
Short term bank loans	1,777,389	-	1,777,389
Taxes payable	1,001,257	-	1,001,257
Total current liabilities	9,086,973	(1,951,097)	7,135,876

TOTAL LIABILITIES	9,086,973	(1,951,097)	7,135,876

STOCKHOLDERS’ EQUITY
Preferred stock, Par value $0.001; 25,000,000 shares authorized; 5,000,000 shares issued and outstanding	5,000	-	5,000
Common stock, Par value $0.001, 50,000,000 shares authorized; 50,000,000 shares issued and outstanding	50,000	-	50,000
Additional paid-in capital	2,303,657	382,243	2,685,900
Retained earnings	3,741,777	1,435,420	5,177,197
Other comprehensive income	399,359	133,434	532,793
TOTAL STOCKHOLDERS’ EQUITY	6,499,793	$1,951,097	8,450,890

TOTAL LIABILITIES AND EQUITY	$15,586,766	$-	$15,586,766

The following table summarizes the impact of the restatement adjustments on the consolidated statements of operations for the three months ended June 30, 2008 and 2007:

	For the Three Months Ended June 30, 2008			For the Three Months Ended June 30, 2007
	As Previously reported	Total adjustments	As restated	As Previously reported	Total adjustments	As restated
REVENUE	$24,631,687	$137,798	$24,769,485	$-	$9,887,296	$9,887,296
COST OF SALES	16,622,697	(241,508)	16,381,189	-	6,283,532	6,283,532
GROSS PROFIT	8,008,990	379,306	8,388,296	-	3,603,764	3,603,764

EXPENSES
General and administrative	984,060	-	984,060	-	251,271	251,271
Selling and distributions	480,590	-	480,590	-	259,555	259,555
Finance	84,166	(84,166)	0	-	-	-
TOTAL OPERATING EXPENSES	1,548,816	(84,166)	1,464,650	-	510,826	510,826

INCOME FROM CONTINUING OPERATIONS	6,460,174	463,472	6,923,646	-	3,092,938	3,092,938

OTHER INCOME	585,153	(585,153)	-	-	-	-
Sales of scraps	-	-	-	-	34,950	34,950
Sales of parts	-	-	-	-	36,029	36,029
Sales of materials	-	65,131	65,131	-	-	-
Settlement of debts	-	-	-	-	-	-
Subsidized income	-	78,576	78,576	-	-	-
Other income	-	62,140	62,140	-	59,346	59,346
Interest income	-	-	-	-	1,801	1,801

INTEREST EXPENSES	-	(84,166)	(84,166)	-	(6,373)	(6,373)

INCOME BEFORE PROVISION FOR INCOME TAXES	7,045,327	-	7,045,327	-	3,218,691	3,218,691

PROVISION FOR INCOME TAXES	2,185,098	-	2,185,098	-	722,651	722,651

NET INCOME	$4,860,229	$-	$4,860,229	$-	$2,496,040	$2,496,040

OTHER COMPREHENSIVE INCOME
Gain on Foreign Exchange Translation	467,179	-	467,179	-	55,816	55,816
COMPREHENSIVE INCOME	$5,327,405	$-	$5,327,405	$-	$2,551,856	$2,551,856

NET INCOME PER SHARE - BASIC	$0.07		$0.07	$-		$0.08
WEIGHTED AVERAGE SHARES - BASIC	75,000,000		72,252,747	-		29,750,000
NET INCOME PER SHARE - DILUTED	$0.07		$0.06	$-		$0.05
WEIGHTED AVERAGE SHARES - DILUTED	75,000,000		75,000,000	-		54,750,000

The following table summarizes the impact of the restatement adjustments on the consolidated statements of operations for the six months ended June 30, 2008 and 2007:

	For the Six Months Ended June 30, 2008			For the Six Months Ended June 30, 2007
	As previously reported	Total adjustments	As restated	As previously reported		Total adjustments	As restated
REVENUE	$38,356,217	$858,872	$39,215,089		$-	$17,538,861	$17,538,861
COST OF SALES	26,278,547	-	26,278,547		-	10,707,669	10,707,669
GROSS PROFIT	12,077,670	858,872	12,936,542		-	6,831,192	6,831,192

EXPENSES
General and administrative	1,657,519	-	1,657,519		-	556,807	556,807
Selling and distributions	1,159,773	-	1,159,773		-	550,975	550,975
Finance	209,849	(209,849)	-
TOTAL OPERATING EXPENSES	3,027,141	(209,849)	2,817,292		-	1,107,782	1,107,782

INCOME FROM OPERATIONS	9,050,529	1,068,721	10,119,250		-	5,723,410	5,723,410

OTHER INCOME	1,344,503	(1,344,503)	-
Sales of scraps	-	107,089	107,089		-	210,831	210,831
Sales of parts	-	0	-		-	39,142	39,142
Sales of materials	-	118,963	118,963		-	-	-
Settlement of debts	-	90,867	90,867		-	-	-
Subsidized income	-	78,576	78,576		-
Other income	-	90,136	90,136		-	59,346	59,346
Interest income	-	-	-		-	8,359	8,359

INTEREST EXPENSES	-	(209,849)	(209,849)		-	(18,994)	(18,994)

INCOME BEFORE PROVISION FOR INCOME TAXES	10,395,032	-	10,395,032		-	6,022,094	6,022,094

PROVISION FOR INCOME TAXES	2,690,205	-	2,690,205		-	1,244,183	1,244,183

NET INCOME	$7,704,827	$-	$7,704,827		$-	$4,777,911	$4,777,911

OTHER COMPREHENSIVE INCOME
Gain on Foreign Exchange Translation	1,082,797	(76,998)	1,005,799		-	66,302	66,302

COMPREHENSIVE INCOME	$8,787,624	$(76,998)	$8,710,626		$-	$4,844,213	$4,844,213

NET INCOME PER SHARE BASIC	$0.12		$0.13	$	N/A		$0.16
WEIGHTED AVERAGE SHARES BASIC	75,000,000		61,126,374		N/A		29,750,000
NET INCOME PER SHARE DILUTED	$0.12		$0.10	$	N/A		$0.09
WEIGHTED AVERAGE SHARES DILUTED	75,000,000		75,000,000		N/A		54,750,000

The following table summarizes the impact of the restatement adjustments on the consolidated statements of cash flows for the six months ended June 30, 2008 and 2007:

	For the Six Months Ended June 30, 2008
	As previously reported	Total adjustments	As restated
Cash Flows From Operating Activities:

Net income	$7,704,827	$-	$7,704,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	358,806	-	358,806
Amortization of land use rights	5,304	-	5,304
Changes in operating Assets and liabilities:
Increase in accounts receivable	(13,764,346)	-	(13,764,346)
Increase in notes receivable	(160,488)		(160,488)
Increase in inventories	(1,307,230)	-	(1,307,230)
Increase in prepaid expenses and other receivable	(3,267,370)	(1,489,766)	(4,757,136)
Increase in accounts payable	2,551,442	-	2,551,442
Increase in accrued expenses and other payables	7,155,443	-	7,155,443
Increase in customers deposits	2,815,936	-	2,815,936
Increase in taxes payable	836,410	-	836,410
Net cash provided by operating activities	2,928,734	(1,489,766)	1,438,968

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	(757,100)	-	(757,100)
Purchase of land use right	(11,412)	-	(11,412)
Net cash used in investing activities	(768,512)	-	(768,512)

Cash Flows From Financing Activities:
Decrease in amount due to a related party	(2,705,643)	1,566,764	(1,138,879)
Repayment of bank loans	(1,047,898)	-	(1,047,898)
Net cash (used in) / provided by financing activities	(3,753,541)	1,566,764	(2,186,777)

Net (decrease) in cash and cash equivalents	(1,593,319)	76,998	(1,516,321)

Effect of foreign exchange rate changes	1,071,358	(76,998)	994,360

Cash and Cash Equivalents at Beginning of Period	1,375,786	-	1,375,786

Cash and Cash Equivalents at the End of Period	$853,825	$-	$853,825

	For the Six Months Ended June 30, 2007
	As previously reported	Total adjustments	As restated
Cash Flows From Operating Activities:
Net income	$-	$4,777,911	$4,777,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	-	174,946	174,946
Amortization of land use rights	-	1,984	1,984
Changes in operating Assets and liabilities:
Increase in accounts receivable	-	(1,628,931)	(1,628,931)
Increase in notes receivable
Increase in inventories	-	(1,420,036)	(1,420,036)
Increase in prepaid expenses and other receivable	-	(975,721)	(975,721)
Increase in accounts payable	-	819,170	819,170
Increase in accrued expenses and other payables	-	2,042,886	2,042,886
Increase in customers deposits	-	1,230,518	1,230,518
Decrease in notes payable	-	(69,489)	(69,489)
Increase in taxes payable	-	1,199,040	1,199,040
Net cash provided by operating activities	-	6,152,278	6,152,278

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	-	(248,854)	(248,854)
Purchase of land use right	-	0	0
Increase in amount due from a director	-	(275,120)	(275,120)
Decrease in amount due to a director	-	(673,276)	(673,276)
Net cash used in investing activities	-	(1,197,250)	(1,197,250)

Cash Flows From Financing Activities:
Decrease in amount due to a related party
Proceeds from bank loans	-	667,104	667,104
Repayment of bank loans	-	0	0
Net cash (used in) / provided by financing activities	-	667,104	667,104

Net increase in cash and cash and cash equivalents	-	5,622,132	5,622,132

Effect of foreign exchange rate changes	-	(34,994)	(34,994)

Cash and Cash Equivalents at Beginning of Period	-	483,837	483,837

Cash and Cash Equivalents at the End of Period	$-	$6,070,975	$6,070,975

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

	Three months ended June 30,
	2008	2007	Increase	% increase

Revenue	$24,769,485	$9,887,296	14,882,189	151%
Cost of Goods Sold	16,381,189	6,283,532	10,097,657	161%
Gross Profit	8,388,296	3,603,764	4,784,532	133%
Sales and Marketing Expenses	480,590	259,555	221,035	85%
General and Administrative Expenses	984,060	251,271	732,789	292%
Total Operating Expenses	1,464,650	510,826	953,824	187%
Income from Operation	6,923,646	3,092,938	3,830,708	124%
Other Income (expense)	205,847	132,126	73,721	56%
Interest Expenses	(84,166)	(6,373)	(77,793)	1221%
Income before Income Tax	7,045,327	3,218,691	3,826,636	119%
Provision for Taxes	2,185,098	722,651	1,462,447	202%
Net income	4,860,229	2,496,040	2,364,189	95%

Revenues

Sales revenue increased from $9,887,296 for the three months period ended June 30, 2007 to $24,769,485 for the same period of 2008, an increase of 14,882,189 or 151%. In terms of product lines, sales of blowing machines, molding and bottles production grew from $6,410,695, $2,754,381 and $712,901 for the second quarter of 2007, respectively, to $16,821,840, $5,997,531 and $1,950,114 for the same period of 2008, an increase of $10,411,145, $3,243,150 and $1,237,213 respectively,

The increase in revenue was mainly due to the continuous increase in sales of our automatic blowing machines and 32- cavity and 48-cavity preform molds driven by the high demand from the drinks and beverage industry. During the period, more middle sized or above bottle drinks production companies continued to upgrade their production lines to high speed blowing machines and molding machines with high number of cavity, say 36 to 48 in order to satisfy the growing demand of bottles drinks in the consumer market in China. In the period, we were expanding our product line in automatic blowing machines and added more new features in this product line to expand our market penetration and capture the high demand in both China and overseas market so as to expand our market penetration.

Cost of goods sold and gross profit

Cost of goods sold for the three months period ended June 30, 2008 was $16,381,189, an increase of $10,097,657 or 161% compared to $6,283,532 of the same period in 2007. The increase of cost of good was a result of increase in sales.

Our gross profit increased $4,784,532, or 133%, to $8,388,296 for the quarter ended June 30, 2008 from $3,603,764 during the same period in 2007. Gross profit as a percentage of revenue was 34% for the second quarter of 2008, a decrease of 2% from 36% during the same period in 2007. While molding products had a 2% increase in gross profit as a percentage of revenues to 46% for the second quarter of 2008 compared to that of second quarter of 2007, blowing machines and bottle production had a decrease of 3% and 9% to 31% and 21%, respectively. In the period, we successfully increased unit selling price of our molding products to enhance our gross profit ratio and to compensate the increase in price level of raw material cost and direct labor cost which reduced our gross profit ratio in both blowing machines and bottles production business.

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

General and Administrative

General and administrative expenses increased from $251,271 for the three months period ended June 30, 2007 to $984,060 for the same period of 2008, or an increase of 732,789.

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

Income before income tax and income taxes expenses

Income before income tax was $7,045,327 for the second quarter of 2008 compared to $3,218,691 for the same period of 2007, representation an increase of $3,826,636. The increase was mainly due to the increase in revenue.

Provision for taxes

Provision for taxation for the three months period ended June 30, 2008 was $2,185,098, compared to $722,651 for the three months period ended June 30, 2007. The Company’s effective tax rate for the second quarter of 2008 was 31.0%.

Net income

Net income for the second quarter of 2008 was $4,860,229, representing an increase of $2,364,189 from the same period in 2007. The increase was mainly due to the increase in revenue and hence net income because of the increase in sale of automatic blowing machines and molds from the drinks and beverage industry. Net margin for the second quarter of 2008 was 19.6%

Six Months Ended June 30, 2008 as Compared to Six Months Ended June 30, 2007

The following table summarizes the results of our operations during the six months periods ended June 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the six months period ended June 30, 2008 to the six months period ended June 30, 2007.

	Six months ended June 30,
	2008	2007	Increase	% increase

Revenue	$39,215,089	$17,538,861	21,676,228	124%
Cost of Goods Sold	26,278,547	10,707,669	15,570,878	145%
Gross Profit	12,936,542	6,831,192	6,105,350	89%
Sales and Marketing Expenses	1,159,773	550,975	608,798	110%
General and Administrative Expenses	1,657,519	556,807	1,100,712	198%
Total Operating Expenses	2,817,292	1,107,782	1,709,510	154%
Income from Operation	10,119,250	5,723,410	4,395,840	77%
Other Income (expense)	485,631	317,678	167,953	53%
Interest Expenses	(209,849)	(18,994)	(190,855)	1005%
Income before Income Tax	10,395,032	6,022,094	4,372,938	73%
Provision for Taxes	2,690,205	1,244,183	1,446,022	116%
Net income	7,704,827	4,777,911	2,926,916	61%

Revenues

Sales revenue increased from $17,538,861 for the six months period ended June 30, 2007 to $39,215,089 for the same period of 2008, an increase of 21,676,228 or 124%. In terms of product lines, sales of blowing machines, molding and bottles production grew from $11,475,679, $4,706,359 and $1,327,781 for the first six months of 2007, respectively, to $25,990,444, $10,121,123 and $3,103,522 for the same period of 2008, an increase of $14,514,765, $5,414,764 and $1,775,741 respectively.

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

Our gross profit increased $6,105,350, or 89%, to $12,936,542 for the six months period ended June 30, 2008 from $6,831,192 during the same period in 2007. Gross profit as a percentage of revenue was 33% for the six month period ended June 30, 2008, a decrease of 6% from 39% during the same period in 2007. While molding products had a 1% increase in gross profit as a percentage of revenues to 44% for the second quarter of 2008 compared to that of second quarter of 2007, blowing machines and bottle production had a decrease of 8% and 6% to 30% and 22%, respectively. In the period, we successfully increased unit selling price of our molding products to enhance our gross profit ratio and to compensate the increase in price level of raw material cost and direct labor cost which reduced our gross profit ratio in both blowing machines and bottles production business.

Sales and marketing

Selling and marketing expenses, including distribution expenses increased from $505,975 in the first half of 2007 to $1,159,773 for the same period of 2008, or an increase of 608,798.

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

General and Administrative

General and administrative expenses increased from $556,807 for the six months period ended June 30, 2007 to $1,657,519 for the same period of 2008, or an increase of 1,100,712.

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

Income before income tax and income taxes expenses

Income before income tax was $10,395,032 for the first half of 2008 compared to $6,022,094 for the same period of 2007, representation an increase of $4,372,938. The increase was mainly due to the increase in revenue.

Provision for taxes

Provision for taxation for the six months period ended June 30, 2008 was $2,690,205, compared to $1,244,183 for the same period of 2007. The Company’s effective tax rate for first half of 2008 was 25.9%.

Net income

Net income for the first half of 2008 was $7,704,827, representing an increase of $2,926,916 from the same period in 2007. The increase was mainly due to the increase in revenue and hence net income because of the increase in sale of automatic blowing machines and molds from the drinks and beverage industry. Net margin for the first half of 2008 was 19.6%.

Liquidity and Capital Resources

Cash

Our cash balance at June 30, 2008, was $853,825, representing a decrease of $521,961 compared with our cash balance of 1,375,786 at December 31, 2007.

Cash Flow

	Six months ended June 30
	2008	2007
Net cash provided by operating activities	$1,438,968	$6,152,278
Net cash used in investing activities	$(768,512)	$(523,974)
Net cash (used in) / provided by financing activities	$(2,186,777)	$(6,172)
Net (decrease) / increase in cash	$(1,516,321)	$5,622,132

Cash inflows from operations during the six months ended June 30, 2008 amounted to $1,438,968 as compared to net cash inflows from operations of $6,152,278 in the same period of 2007. The decrease in cash inflow was mainly due to payments to our suppliers as deposits to secure the supplies of raw material, higher level of inventories for the business expansion and increase in account receivable because of increase in revenue but with decreasing gross profit ratio.

Our cash outflows used in investing activities during the six months ended June 30, 2008 amounted to $768,512 as compared to the net cash used in investing activities amounted to 523,974 in the same period of 2007. During that period, we purchased equipment and acquired land use rights for the expansion of our production capacity.

Our cash outflows for financing activities amounted to $2,186,777 in the six months ended June 30, 2008 as compared to cash outflows of $6,172 from financing activities in the same period last year. The increase in cash outflow for financing activities was primarily due to the repayment of bank loan and decrease in amount due to related parties.

Working Capital

Our working capital was $12,879,481 at June 30, 2008.

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

ITEM 4. CONTROL AND PROCEDURES

Restatement of Financial Statements

As discussed elsewhere in this amended and restated Form 10-Q, we have amended our previously-issued consolidated financial statements as of June 30, 2008 and June 30, 2007 and for the periods ended June 30, 2008 and 2007. See Note 14 - Restatement in the notes to consolidated financial statements in Item 1 of this amended and restated Form 10-Q for more detailed information regarding the amendment. In connection with this amendment, and as a result of the determination to correct the Company’s consolidated financial statements and in connection with management’s ongoing assessment of internal controls over financial reporting, the Company’s Chief Executive Officer and Chief Financial Officer undertook a special evaluation of the effectiveness of the Company’s internal control of financial reporting, in connection with accounting for reverse mergers. The material weaknesses identified below are related to the inappropriate application of purchase accounting with respect to the acquisition of the three Guozhu operating companies on August 16, 2007. The Company has now determined that the acquisition of the three operating companies by Guozhu should have been accounted for as acquisitions of entities under common control. As a result, the Company has restated its previously issued balance sheets as of June 30, 2008 and 2007 and the results of operations and cash flows for the periods ended June 30, 2008 and 2007. The Company’s management intends to take all necessary steps to address thess material weaknesses. Management has retained an expert consultant to review its accounting treatments for mergers and acquisitions and to carefully validate that such treatments are in full alignment with US GAAP.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of June 30, 2008. The purpose of these controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the Form 10-Q for the period ended June 30, 2008 originally filed on August 14, 2008 (the “Original Form 10-Q”), with the participation of our Chief Executive Officer and Chief Financial Officer, our management had evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer had concluded that, as of the end of the period covered by the Original Form 10-Q, our disclosure controls and procedures were effective.

Subsequent to the evaluation made in connection with our Original Form 10-Q, as required by Rule 13a-15(b) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, reevaluated the design and operating effectiveness as of June 30, 2008 of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act. Based on this evaluation our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal control over financial reporting described below, as of June 30, 2008 our disclosure controls and procedures were not effective.

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

The specific material weakness identified by management as of June 30, 2008 are:

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

Name Change

On April 3, 2008, the Company amended its Articles of Incorporation to change its name to China Bottles Inc..

Conversion of Preferred Stock

On April 11, 2008, 5 million Preferred Stocks of the Company owned by a shareholder were converted into 25 million Common Stocks.

ITEM 6 - EXHIBITS

The following exhibits are furnished as part of the Quarterly Report on Form 10-Q/A:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer (Principal Accounting and Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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